Form 10-K/A
period 2008-12-31
UNITED WESTERN BANCORP INC
filed 2009-08-10
CIK 944725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities
           Act.   Yes [   ] No [ Ö ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes [ ] No [Ö ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [ Ö ] No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T §of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [ Ö ] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) to the Annual Report on Form 10-K, originally filed with the Securities and Exchange Commission (the “SEC”) on March 3, 2009 (the “Original Filing”), of United Western Bancorp, Inc. (the “Company”) is being filed to retrospectively present discontinued operations related to the sale of assets by UW Trust Company, a wholly owned subsidiary of the Company, in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  In addition, income per share data for all periods presented has been retrospectively adjusted to reflect the adoption of FASB Staff Position (“FSP”) Emerging Issues Tax Force (“EITF”) 03-06-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities.”  Presentation of discontinued operations did not impact net income, or the Consolidated Statement of Shareholders’ Equity, for any period presented herein.  Presentation of discontinued operations did impact the presentation of the Consolidated Balance Sheets to reclassify assets held for sale that were previously reported as premises and equipment as other assets, total assets due to a reclassification related to deferred income taxes and income tax payable related to discontinued operations, and reclassified amounts in the Consolidated Statements of Income and the Consolidated Statements of Cash Flows from operations to discontinued operations.   The Company has also included currently-dated certifications from the Company’s chief executive officer, chief financial officer, and chief accounting officer as required by Exchange Act Rule 13a-14(a) or Rule 15d-14(a).

Except as set forth above, the Company has not modified or updated disclosures presented in the Original Filing to reflect events or developments that have occurred after the date of the Original Filing. Among other things, forward-looking statements made in the Original Filing have not been revised to reflect events, results or developments that have occurred or facts that have become known to the Company after the date of the Original Filing (other than as discussed above), and such forward-looking statements should be read in their historical context.

PART I

Item 1.  Business

The disclosures set forth in this item are qualified by Item 1A. “Risk Factors” and Item 7. “Management’s Discussion and Analysis – Forward Looking Statements” and other cautionary statements set forth elsewhere in this report.

United Western Bancorp, Inc.

General. United Western Bancorp, Inc., headquartered in Denver, Colorado, is a unitary thrift holding company. The words “United Western Bancorp,” “us,” “we,” or the “Company” refer to United Western Bancorp, Inc. and its wholly owned subsidiaries, unless we indicate otherwise. Through our principal subsidiary, United Western Bank we are focused on expanding our community-based banking network across Colorado’s Front Range market and selected mountain communities by strategically positioning banking offices in those locations. The Colorado Front Range area spans the eastern slope of Colorado’s Rocky Mountains, from Pueblo to Fort Collins, and includes the metropolitan Denver marketplace, as well as certain mountain communities. As of December 31, 2008, we had seven full service banking locations in the metropolitan Denver marketplace (downtown Denver, Cherry Creek, Hampden, Boulder, Loveland, Fort Collins and Longmont), and a loan production office servicing the Aspen and Roaring Fork Valley market areas. We are continuing plans to open a bank branch in Centennial in the spring of 2009. We plan to grow the United Western Bank network to an estimated ten to twelve community bank locations over the next two to four years. In addition to the community-based banking operations of United Western Bank, we also offer deposit services on a national basis to institutional customers, as well as custodial and administration services on a national basis through our wholly owned subsidiary, UW Trust Company.

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

At December 31, 2008, the Bank had total assets of $2.24 billion, deposits including custodial escrow balances of $1.77 billion, loans of $1.53 billion, and capital of $152 million. The Bank’s deposit base consists of $192 million of community bank deposits. Additionally, the Bank’s deposit base consists of the interest-bearing NOW and money market accounts administered by UW Trust Company, the deposits resulting from transactions in which the Bank acts as the clearing bank for clients of a former joint venture partner, Matrix Financial Solutions, Inc., and noninterest-bearing custodial escrow deposits related to the residential mortgage loan portfolio serviced by Matrix Financial Services Corporation. These deposits, as well as other institutional deposits, comprise $1.5 billion of the total deposits at the Bank.

UW Trust Company and Discontinued Operations. UW Trust Company wholly-owned by the Company, headquartered in Waco, Texas, is a Texas, non-bank trust company specializing in the administration of self-directed individual retirement accounts, qualified business retirement plans and custodial and directed trust accounts. As disclosed in Note 28 to the financial statements, we sold certain assets of UW Trust Company for a purchase price of $61.4 million, subject to adjustment as provided for in the definitive purchase agreement governing the transaction.  The assets sold were associated with the custodial IRA and qualified employee benefit plan businesses of UW Trust Company.  As a result of the sale, the Company recorded an after tax gain on the sale of approximately $36.1 million during the three months ended June 30, 2009.  The operating results of UW Trust Company, which are included in the Company’s custodial and advisory services segment, and which was attributed to the custodial IRA and qualified employee benefit plan businesses sold by UW Trust Company are presented as discontinued operations. In connection with the sale, Sterling Trust Company has changed its name to UW Trust Company (“UW Trust”).  UW Trust has retained and will continue to operate its custodial escrow, paying agent and trust administration lines of business, which management deems a core operation and thus UW Trust will continue to be included in segment reporting.

Matrix Financial Services Corporation. Since 2004, Matrix Financial Services Corporation (“Matrix Financial Services”), a wholly-owned subsidiary of the Bank, services, through a third party subservicer, acquired mortgage servicing rights on a nationwide basis through purchases in the secondary market and retention of originated mortgage servicing rights. As of December 31, 2008, Matrix Financial Services was responsible for servicing approximately 16,000 borrower accounts representing $902 million in principal balances. As a servicer of mortgage loans, Matrix Financial Services generally is required to establish custodial escrow accounts for the deposit of borrowers’ payments. These custodial accounts are maintained at the Bank. At December 31, 2008, the custodial escrow account balances related to our servicing portfolio maintained at the Bank were $14.1 million. There are no plans to expand the operations of Matrix Financial Services and Matrix Financial Services no longer acquires mortgage servicing rights from third parties, nor does it originate mortgage servicing rights.

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

Custodial Escrow, Paying Agent and Trust Administration Services

Self-Directed Trust and Custody Services. The Company’s custodial escrow, paying agent and trust administration lines of business are provided through UW Trust. Trust and custodial activities were also performed at United Western Bank until April 30, 2005, when the trust department of United Western Bank was sold.

UW Trust provides custodial escrow, paying agent and trust administration services. These services are marketed on a nationwide basis to intermediaries such as law firms, tax professionals, broker-dealers and others as well as on a direct basis to consumers of these services. UW Trust will compete with numerous other independent third parties in the provision of these services.

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

UW Trust Company faces considerable competition in all of the services and products that it offers. UW Trust’s services are marketed on a nationwide basis to intermediaries such as law firms, tax professionals, broker-dealers and others as well as on a direct basis to consumers of these services. UW Trust will compete with numerous other independent third parties in the provision of these services.

To the extent that UWIS reenters the brokerage services and other business lines normally associated with securities brokerage (e.g., retirement account management, wealth management, and other services) it will face substantial competition from larger and better capitalized market participants. Our management believes that UWIS will be able to compete effectively because of the trusted relationships developed with clients of UW Trust and United Western Bank, but there can be no assurance that UWIS will be able to effectively compete in the provision of traditional brokerage services.

Employees

At December 31, 2008, the Company had 230 employees. We believe that relations with our employees are good. The Company is not party to any collective bargaining agreement. With the continued implementation of the community banking strategy, we anticipate modest increases in the number of employees at United Western Bank prospectively.

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

The American Recovery and Reinvestment Act of 2009. The American Recovery and Reinvestment Act of 2009, as signed into law on February 17, 2009, at Title VII, amends and replaces Section 111 of EESA which formed the basis of a number of the executive compensation restriction limits imposed by EESA. As amended by the Stimulus Act, EESA Section 111 (“New Section 111”) requires the Secretary of the Treasury to establish executive compensation and corporate governance standards covering, among other things, a restriction limiting any bonuses to certain executive officers to restricted stock of the company in amount not to exceed 33.3% of total compensation for any one fiscal year, the elimination of any termination or other “golden parachute” payments to the covered executive officers, the imposition of “clawback” agreement designed to recover any bonuses paid to certain executives in the event of certain misrepresentations concerning company performance and the avoidance of unnecessary risk taking by the covered executives in the management of the company’s operations. The officers to whom the strictures of New Section 111 apply vary depending on the amount of CPP proceeds received by the company in question. In our case, based on our current application for CPP investment, we believe that our Chief Executive Officer, our Chief Financial Officer and the next three most highly compensated of our officers will be covered by the strictures of New Section 111. If our application for CPP proceeds is granted, we will be subject to New Section 111 and any regulations promulgated thereunder by the Secretary of the Treasury.

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

United Western Bank’s Capital Ratios. Federal law requires, among other things, that federal bank regulatory authorities take “prompt corrective action” with respect to savings institutions that do not meet minimum capital requirements. For these purposes, the law establishes five categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. The OTS has adopted regulations to implement the prompt corrective action legislation. An institution is deemed to be:

•	“well capitalized” if it has a total risk-based capital ratio of 10% or greater and a core capital ratio of 5% or greater;
•	“adequately capitalized” if it has a total risk-based capital ratio of 8% or greater, a Tier I risk-based capital ratio of 4% or greater and generally a core capital ratio of 4% or greater;
•	“undercapitalized” if it has a total risk-based capital ratio of less than 8%, a Tier I risk-based capital ratio of less than 4%, or generally a core capital ratio of less than 4%;
•	“significantly undercapitalized” if it has a total risk-based capital ratio of less than 6%, a Tier I risk-based capital ratio of less than 3%, or a core capital ratio of less than 3%; and
•	“critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2%.

As of December 31, 2008, United Western Bank was a “well capitalized” institution.

The following table indicates United Western Bank’s regulatory capital ratios:

	As of December 31, 2008
	Core	Risk-Based
	Capital	Capital
	(Dollars in thousands)
Shareholder’s equity/GAAP capital	$151,778	$151,778
Unrealized loss on available for sale securities	22,256	22,256
Additional capital items:
General valuation allowances	–	15,562
Low-level recourse and residual interests	–	-60
Regulatory capital as reported to the OTS	174,034	189,536
Minimum capital requirement as reported to the OTS	91,049	143,719
Regulatory capital—excess	$82,985	$45,817
Capital ratios	7.65%	10.55%
Well capitalized requirement	5.00%	10.00%
Minimum capital requirements reported to the OTS	4.00%	8.00%

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

Regulation of UW Trust Company. UW Trust Company provides custodial escrow, paying agent and trust administration services. UW Trust Company is chartered under the laws of the State of Texas, and as a Texas trust company is subject to supervision, regulation and examination by the Texas Department of Banking. Under applicable law, a Texas trust company, such as UW Trust, is subject to virtually all provisions of the Texas Banking Act as if the trust company were a state chartered bank. The activities of a Texas trust company are limited by law to acting as a trustee, executor, administrator, guardian or agent for the performance of any lawful act, and to lend and accumulate money when authorized under applicable law. In addition, a Texas trust company with capital of $1.0 million or more, such as UW Trust, has the power to:

•	purchase, sell, discount and negotiate notes, drafts, checks and other evidences of indebtedness;
•	purchase and sell securities;
•	issue subordinated debentures and promissory notes; and
•	exercise powers incidental to the enumerated powers of Texas trust companies as set forth in the Texas Banking Act.

A Texas trust company, such as UW Trust, is generally prohibited from accepting demand or time deposits if not insured by the FDIC.

Limitation on Capital Distributions. The Texas Finance Code prohibits a Texas trust company from reducing its outstanding capital and certified surplus through redemption or other capital distribution without the prior written approval of the Texas Banking Commissioner. During the year ended December 31, 2008, UW Trust paid the Company a dividend of $509,000.

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

Capital Requirements. Applicable law generally requires a Texas trust company to have and maintain minimum restricted capital of at least $1 million. In addition, a Texas trust company may not have at anytime outstanding liabilities in an amount that exceeds five times its capital stock and surplus, except that with the approval of the Texas Banking Commissioner, a Texas trust company may have outstanding liabilities in an amount that does not exceed ten times its capital stock and surplus. The Texas Banking Commissioner may require additional capital of a Texas trust company if the Texas Banking Commissioner determines it necessary to protect the safety and soundness of such company. If the Texas Banking Commissioner were to do so, or in the event UW Trust fails to maintain capital of at least $1 million, there is no assurance that UW Trust would be able to restore its capital or meet such additional requirements. In either case, the Texas Banking Commissioner could pursue various enforcement actions for inadequacy of capital, such as appointing either a conservator or a receiver. UW Trust is in compliance with all capital requirements under Texas law.

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

United Western Bank relies on institutional deposits. A significant portion of United Western Bank’s total deposits are funds deposited as a result of unaffiliated institutional relationships maintained by United Western Bank. Taking into account the sale of certain assets by UW Trust, which included the customer custodial rights, we have retrospectively presented the Bank’s institutional deposit concentration.  At December 31, 2008, six unrelated institutional relationships accounted for $1.13 billion of our total deposits including custodial escrow deposits. Matrix Financial Solutions, Inc., a company in which we own an approximate 7% interest, accounted for $203 million of our deposits and Legent Clearing, a company in which our Chairman owns an indirect minority interest, accounted for $120 million of our deposits. Institutional depositors generally are more sensitive to interest rate levels due to the amount of money they maintain on deposit than retail consumers who bank at a branch office. The Bank’s future success in retaining and attracting institutional depositors depends, in part, on its ability to offer competitive rates and services. With the unprecedented events in the financial markets in the United States over the past year, deposit concentrations are an increasing risk to all depository institutions and to the Company. If United Western Bank loses one or more of these institutional relationships, its liquidity, profitability and results of operations may be significantly and adversely affected. See Note 8 to the financial statements.

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

The Bank’s real estate loans also include $278 million of construction loans and $123 million of land development loans. These loans have a historically greater risk of non-payment and loss than other mortgage loans because repayment of the loans often depends on the successful completion and sale or operation of the property, the income stream of the borrowers, the accuracy of the estimate of the property’s value at completion of construction and the estimated cost of construction. Such loans also typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential loans. At December 31, 2008 there is one $2.9 million nonperforming construction and development loan and another $1.8 million asset that has been foreclosed. If one or more of our larger borrowers were to default on their construction and development loans, we could incur significant losses. At December 31, 2008, $366 million, or 90%, of our construction and development loans are for projects located in Colorado.

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

UW Trust is subject to regulation as a trust company and could be the subject of third party actions. As a Texas chartered trust company, UW Trust is subject to supervision, regulation and examination by the Texas Department of Banking. UW Trust’s activities are limited by applicable law generally to acting as a trustee, executor, administrator, guardian or agent for the performance of any lawful act, and to lend and accumulate money when authorized under applicable law.

Even though UW Trust does not provide investment advice or maintain discretion with regard to the investment choices made by its customers or their representatives, UW Trust has been in the past, and may be in the future, subject to claims by third parties regarding breach of contract, breach of fiduciary duty, or similar claims alleging violation of duty or law. While we believe applicable law supports our view of UW Trust’s duties, or lack thereof, in that regard, there can be no assurances that we will prevail in any litigation or other proceeding challenging the matter.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We believe that all of our present facilities are adequate for our current needs and that additional space is available for future expansion on acceptable terms. The following table sets forth certain information concerning the real estate that we own or lease:

Location	Square Feet/Acres	Owned/Leased	Occupant	Monthly Rent or Mortgage Payment
Denver, CO	62,487	Leased through October 31, 2016 (1)	United Western Bancorp and various of its subsidiaries	$110,000
Highlands Ranch, CO	18	Leased month to month	United Western Bancorp	$2,400
Dallas, TX	6	Leased month to month	United Western Bancorp	$875
Aspen, CO	1,563	Leased	United Western Bank – Aspen office	$7,500
Boulder, CO	5,492	Leased (land lease)	United Western Bank – Boulder Branch	$1,356
Denver, CO	6,492	Leased (land lease)	United Western Bank – Cherry Creek Branch	$2,500
Fort Collins, CO	1.27 Acres	Owned	United Western Bank – Fort Collins Branch	N/A
Loveland, CO	1.16 Acres	Owned	United Western Bank – Loveland Branch	N/A
Longmont, CO	1.36 Acres	Owned	United Western Bank – Longmont Branch	N/A
Denver, CO	.519 Acres	Leased (land lease)	United Western Bank – Hampden Branch	$12,917
Centennial CO	1.41 Acres	Owned	United Western Bank – DTC Branch	N/A
Thornton, CO	2,950	Leased through April 2010	United Western Bank	$3,000
Waco, TX	11,294	Leased through June 30, 2011	UW Trust Company	$13,553
Waco, TX	10,849	Leased through June 30, 2011	UW Trust Company	$9,764
Phoenix, AZ	17,421	Leased through September 30, 2010	Matrix Financial Services	$10,975
St. Louis, MO	6,144	Leased through June 30, 2012	Equi-Mor Holdings, Inc.	$14,125
St. Louis, MO	5,500	Owned	Equi-Mor Holdings, Inc.	N/A
St. Louis, MO	42,000	Owned	Equi-Mor Holdings, Inc.	N/A
Ft. Lupton, CO	389 Lots	Owned	Matrix Funding Corp.	N/A

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

The Company’s management and board of directors are currently committed to continuing to pay regular cash dividends; however, there can be no assurance as to future dividends because they are dependent on the Company’s future earnings, capital requirements and financial conditions. Also, the Company is prohibited from paying dividends on its common stock if the scheduled payments on our junior subordinated debentures and trust preferred securities have not been made. See Item 7. “Management’s Discussion and Analysis of Financial Conditions and Results of Operations – Liquidity and Capital” in this report and Notes 13 and 14 to the financial statements. The ability of UW Trust, UWIS and United Western Bank to pay dividends to United Western Bancorp may be restricted due to certain regulatory requirements. See Item 1. “Business – Regulation and Supervision” in this report. In addition to adhering to our internal target payout ratio, there are regulatory restrictions on our ability to pay dividends. See Item 1. “Business - Supervision and Regulation - Dividends” above and Note 13 to the financial statements.

Issuer Purchases of Equity Securities

The following table provides information with respect to purchases made by the Company of the Company’s common stock during 2008 and 2007:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plan	Maximum Number of Shares that may yet be purchased under the Plan
January 1 through February 28, 2008	–	–	–	–
March 1 through March 31, 2008	13,900	$16.25	13,900	365,018
April 1 through May 31, 2008	–	–	–	–
June 1 through June 30, 2008	100,000	13.79	100,000	265,018
July 1 through December 31, 2008	–	–	–	–
Total	113,900	$14.09	113,900	265,018

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plan	Maximum Number of Shares that may yet be purchased under the Plan
January 1 through July 31, 2007	–	$–	–	–
August 1 through August 31, 2007	25,000	21.54	25,000	414,118
September 1 through November 30, 2007	–	–	–	–
December 1 through December 31, 2007	35,200	20.23	35,200	378,918
Total	60,200	$20.78	60,200	378,918

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

(1)
Column (a) includes the options granted under the 1996 Amended and Restated Stock Option Plan, the 2006 Special Stock Option Plan and the 2007 Equity Incentive Plan. Column (c) includes 638,717 shares that are available for future issuance under the 2007 Equity Incentive Plan and 145,005 shares that are available under the Company’s 1996 Employee Stock Purchase Plan (“ESPP”). There are no shares remaining under the 2006 Special Stock Option Plan. There are 388,590 shares that are available under the Company’s 1996 Amended and Restated Stock Option Plan. These shares have been excluded from column (c) as management and the Board of Directors intends to make all prospective equity incentive awards from the 2007 Equity Incentive Plan. Column (a) does not include securities approved by shareholders under the Company’s ESPP, which has a shareholder approved reserve of 400,000 shares. Under the ESPP, each eligible employee may purchase a limited number of shares of common stock at annual intervals each year at a purchase price per share equal to 85% of the fair market value of the Company’s common stock as of either the beginning or ending date of the annual purchase period. Participation under the ESPP was suspended during 2006. In 2007 the Company re-implemented the ESPP and issued 18,308 shares and 26,634 shares in 2007 and 2008, respectively.

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

	Period Ended
Index	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08
United Western Bancorp, Inc.	$100.00	$135.24	$203.35	$216.11	$218.51	$104.12
SNL $1B-$5B Thrift index	100.00	113.33	112.34	129.21	100.79	85.98
Russell 2000	100.00	118.33	123.72	146.44	144.15	95.44

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

Information presented in this table is from continuing operations. This information excludes, for all periods presented, the results associated with the assets of UW Trust associated with custodial IRA and qualified employee benefit plan businesses, which we sold on June 27, 2009, the results of Matrix Bancorp Trading, Inc., a former brokerage subsidiary, which we sold certain assets and the operations of effective March 31, 2006, and ABS School Services, LLC, our former school services subsidiary, which we sold to former executive officers of the Company on May 5, 2006. We concluded that substantial benefit could be received by the Company by executing a sale of the UW Trust custodial IRA and qualified employee benefit plan businesses.  The dispositions of Matrix Bancorp Trading, Inc. and ABS School Services, LLC, were part of our strategy to divest certain non-core operations of the Company.  All three divestitures are reported as discontinued operations. The results from continuing operations include, however, the operations of Matrix Asset Management Corporation in which our majority interest was sold in 2004, and the equity earnings generated by our joint venture investment in Matrix Settlement and Clearance Services, LLC, in which our interest was sold in 2004. The results from continuing operations as reflected herein are not necessarily reflective of the financial results that might have occurred had the dispositions referred to above actually been completed on the indicated date, and are not indicative of any future results.

	As of and for the
	Year Ended December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands, except per share data)
Statement of Operations Data
Interest and dividend income	$115,017	$121,559	$115,300	$87,096	$70,573
Interest expense	33,032	52,717	59,783	42,466	30,771
Net interest income before provision for credit losses	81,985	68,842	55,517	44,630	39,802
Provision for credit losses	8,599	2,312	2,019	891	2,089
Net interest income after provision for credit losses	73,386	66,530	53,498	43,739	37,713
Noninterest income:
Custodial and administration services	864	606	302	1,319	2,704
Loan administration	4,914	6,311	7,749	10,103	15,253
Gain on sale of loans held for sale	764	2,124	640	1,511	6,164
(Gain) loss on trading securities	–	–	(229)	613	50
Gain on sale of available for sale investment securities	–	98	274	(122)	372
Write-down on other-than-temporary impairment of securities	(4,110)	–	–	–	–
Gain on sale of assets	–	–	3,100	300	31,767
Litigation settlements	–	155	2,550	764	–
Other	3,072	3,729	8,265	8,203	17,743
Total noninterest income	5,504	13,023	22,651	22,691	74,053
Noninterest expense	66,130	66,085	61,885	65,136	79,953
Income from continuing operations before income taxes	12,760	13,468	14,264	1,294	31,813
Income tax expense(benefit)	2,635	3,315	3,885	(318)	10,817
Income from continuing operations	$10,125	$10,153	$10,379	$1,612	$20,996

Income from continuing operations per share – basic	$1.39	$1.39	$1.33	$0.23	$3.22
Income from continuing operations per share – assuming dilution(1)	$1.39	$1.39	$1.33	$0.23	$3.16
Weighted average common shares – basic	7,164,250	7,247,636	7,791,516	6,943,480	6,520,239
Weighted average common shares – assuming dilution	7,164,598	7,256,484	7,791,516	7,035,948	6,630,006

Balance Sheet Data
Total assets	$2,259,429	$2,096,559	$2,156,548	$2,079,388	$1,888,860
Securities	558,037	661,781	838,979	540,194	316,367
Loans held for investment, net	1,233,301	885,710	711,601	425,943	379,717
Loans held for sale, net	291,620	369,071	444,120	927,442	989,822
Mortgage servicing rights, net	9,496	11,971	15,399	20,708	26,574
Deposits(2)	1,724,672	1,385,481	1,345,681	1,124,044	1,119,159
Custodial escrow balances	29,697	34,172	40,017	49,385	51,598
FHLBank borrowings	226,721	406,129	519,431	615,028	506,118
Junior subordinated debentures owed to unconsolidated subsidiary trusts
	30,442	30,442	56,216	61,372	61,835
United Western Bank repurchase agreements	81,265	76,428	50,000	–	–
Other borrowings	38,000	21,000	10,000	29,581	31,573
Total shareholders’ equity(3)	101,949	113,421	107,753	180,728	92,315

Operating Ratios and Other Selected Data
Average equity to average total assets(4)	5.01%	5.42%	5.12%	5.00%	4.30%
Yield on assets	5.54	6.09	5.63	4.75	4.54
Cost of liabilities	1.80	3.06	3.26	2.56	2.17
Net interest margin(4)(5)	3.96	3.46	2.74	2.44	2.57
Return from continuing operations on average total assets (4)	0.46	0.48	0.48	0.08	1.18
Return from continuing operations on average equity (4)	9.21	8.92	9.34	1.61	27.45
Operating efficiency ratio(6)	72.57	76.46	72.09	86.97	56.47

Ratios of Earnings to Fixed Charges(7)
Including interest on deposits	1.38	1.25	1.24	1.03	2.01
Excluding interest on deposits	1.60	1.51	1.38	1.05	2.52

Total Loan Performance Ratios and Data
Nonperforming loans(8)	21,899	10,475	8,398	16,894	31,345
Nonperforming loans/total loans(8)	1.42%	0.83%	0.72%	1.24%	2.27%
Nonperforming assets/total assets(8)	1.17	0.65	0.64	1.03	1.82
Net loan charge-offs/average loans(4)	0.04	0.07	0.11	0.46	0.28

Loans held for Investment Performance Ratios and Data
Allowance for credit losses	$16,183	$8,000	$6,231	$4,808	$5,974
Nonperforming loans held for investment(8)	8,647	4,251	3,675	9,601	16,558
Nonperforming loans held for investment /total loans held for investment(8)	0.69%	0.48%	0.51%	2.23%	4.30%

Allowance for credit losses/total loans held for investment	1.30	0.90	0.87	1.12	1.55
Allowance for credit losses/nonperforming loans held for investment	187.15	188.19	169.55	50.08	36.08
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

Fourth Quarter Results

Income from continuing operations for the fourth quarter of 2008 was $2.4 million or $.34 per diluted share compared to income from continuing operations of $1.5 million for the third quarter of 2008 or $.21 per diluted share. The Company reported income from continuing operations of $3.1 million or $.42 per diluted share in the fourth quarter of 2007. The results of the fourth quarter of 2008 were significantly impacted by the current economic environment.

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

Noninterest income was $2.0 million for the quarter ended December 31, 2008, compared to $2.7 million for the quarter ended December 31, 2007 and ($1.2) million for the quarter ended September 30, 2008. The decrease in the year-over-year period was due principally to continued declining loan administration income that is associated with the reduction of our mortgage servicing portfolio. Noninterest income increased $3.2 million between the third and fourth quarter of 2008, because in the third quarter we incurred an other-than-temporary impairment charge of $4.1 million to reduce the two private-label mortgage-backed securities to market value in the third quarter. In the fourth quarter of 2008, we realized gains on sale of loans of $21,000 compared to $418,000 in the third quarter and we received a dividend of $540,000 from our investment in Matrix Financial Solutions, Inc. in the third quarter which did not occur in the fourth quarter.

Noninterest expense was $17.3 million for the quarter ended December 31, 2008, compared to $15.4 million for the quarter ended December 31, 2007, and $16.9 million for the quarter ended September 30, 2008. Between the fourth quarters of 2008 and 2007, the principal factors contributing to the $1.9 million increase in noninterest expenses were increases in lower of cost or fair value adjustments, which increased $1.8 million in the periods from ($176,000) for the fourth quarter of 2007 to $1.6 million in the fourth quarter of 2008. This increase was the result of current economic conditions and the result of a significant reduction in the marketplace for whole loans. Professional fees increased $759,000 between the periods. Of this increase, $312,000 was due to our decision to change independent accountants in the fourth quarter of 2008, and approximately $250,000 was for increased legal fees related to loan collection and routine legal matters. In comparing the fourth quarter and the third quarter 2008, the principal factors that contributed to the $386,000 increase in noninterest expenses were an increase of $1 million in the charge to reduce loans held for sale to the lower of cost or fair value.

Income tax expense from continuing operations was $766,000 for the quarter ended December 31, 2008, compared to $1.3 million for the quarter ended December 31, 2007 and ($807,000) for the quarter ended September 30, 2008. Our tax rate was 24.5%, 29.9% and (118%) for those same periods, respectively. The tax rate for the fourth quarter of 2008 and 2007 was impacted by the level of pretax earnings and New Markets Tax Credits. The tax rate for the third quarter of 2008 was impacted by the other-than-temporary impairment charge, and the resolution of uncertain tax positions as well as other items that reduced income tax expense by $694,000.

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

On February 17, 2009, President Obama signed the American recovery and Reinvestment Act of 2009 into law, which, among other things, amends and replaces Section 111 of EESA which formed the basis of a number of the executive compensation restriction limits imposed by EESA. See Item 1. “Business – Regulation and Supervision –American Recovery and Reinvestment Act of 2009.” The effect of this Act upon our operations is not, as yet, fully understood. However, should the Company participate in the EESA, particularly the CPP, in the future; there will likely be changes in our operations some of which may have adverse consequences to our ability to execute on our strategy.

On February 27, 2009, the FDIC proposed amendments to the restoration plan for the Deposit Insurance Fund. This amendment proposes the imposition of a 20 basis point emergency special assessment on insured depository institutions as of June 30, 2009. The assessment is proposed to be collected on September 30, 2009. The interim rule would also permit the FDIC to impose an emergency special assessment after June 30, 2009, of up to ten basis points if necessary to maintain public confidence in federal deposit insurance. Based on average deposits for the fourth quarter, this special assessment, if implemented as proposed, would equal approximately $3 million. This special assessment, if implemented as proposed, will have a significant impact on the results of operations of the Company for 2009.

Overview

For the year ended December 31, 2008, income from continuing operations was $10.1 million compared to $10.2 million for the year ended December 31, 2007. Diluted earnings per share from continuing operations for 2008 were $1.39 unchanged from the $1.39 per share in 2007.

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

Results of Operations

Income from continuing operations for 2008 was $10.1 million, or $1.39 per diluted share compared to $10.2 million, or $1.39, per diluted share, for 2007 and $10.4 million or $1.33 per diluted share for 2006. Details of the changes of the various components of income from continuing operations are further discussed below.

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

	Year Ended December 31,
	2008			2007			2006
	Average		Average	Average		Average	Average		Average
	Rate	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Assets
Interest-earning assets:
Community bank loans:
Commercial real estate	$312,299	$20,082	6,43%	$172,716	$12,750	7.38%	$89,062	$6,076	6.82%
Construction and development	321,410	19,080	5.94	157,796	14,394	9.12	49,177	4,557	9.27
Originated SBA loans	113,430	8,340	7.35	96,848	9,136	9.43	99,992	9,541	9.54
Multifamily	48,906	2,927	5.98	55,464	3,615	6.52	60,618	3,638	6
Commercial	112,239	7,122	6.35	54,765	4,707	8.59	10,619	857	8.07
Consumer and other loans	13,154	482	3.66	4,419	287	6.49	1,151	74	6.43
Total community bank loans	921,438	58,033	6.3	542,008	44,889	8.28	310,619	24,743	7.97
Wholesale assets:
Residential mortgage loans	385,908	20,503	5.31	517,720	27,882	5.39	723,314	35,223	4.87
Purchased SBA loans and securities	157,928	5,109	3.24	213,311	10,393	4.87	282,421	17,435	6.17
Mortgage-backed securities	560,039	29,894	5.34	663,379	35,233	5.31	669,085	34,519	5.16
Total wholesale assets	1,103,875	55,506	5.03	1,394,410	73,508	5.27	1,674,820	87,177	5.21

Interest-earning deposits	18,454	345	1.84	20,382	1,012	4.9	21,253	1,066	4.95
FHLBank Stock	34,298	1,133	3.3	39,297	2,150	5.47	40,677	2,314	5.69
Total interest-earning assets	$2,078,065	$115,017	5.54%	$1,996,097	$121,559	6.09%	$2,047,369	$115,300	5.63%

Noninterest-earning assets:
Cash	$19,239			$18,720			$15,360
Allowance for credit losses	(13,500)			(9,238)			(8,988)
Premises and equipment	21,662			11,321			15,341
Other assets	87,333			82,585			100,375
Total non-interest bearing assets	114,734			103,388			122,088
Total assets	$2,192,799			$2,099,485			$2,169,457

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Savings accounts	$256	$2	0.76%	$165	$2	1.26%	$211	$3	1.42%
Money market and NOW accounts	1,238,869	10,376	0.84	1,198,094	25,759	2.15	1,052,600	20,350	1.93
Certificates of deposit	59,718	2,284	3.82	32,369	1,381	4.27	56,320	2,389	4.24
FHLBank borrowings	383,543	13,769	3.53	351,231	17,086	4.8	630,229	30,275	4.74
Repurchase agreements	78,934	2,975	3.71	72,354	3,494	4.83	9,315	468	5.02
Borrowed money and junior subordinated debentures	53,702	3,626	6.64	59,742	4,995	8.25	71,582	6,298	8.68
Total interest-bearing liabilities	$1,815,022	$33,032	1.8%	$1,713,955	$52,717	3.06%	$1,820,257	$59,783	3.26%

Noninterest-bearing liabilities:
Demand deposits (including custodial escrow balances)	$246,064			$249,356			$214,068
Other liabilities	21,831			22,327			24,048
Total non-interest bearing liabilities	267,895			271,683			238,116
Shareholders’ equity	109,882			113,847			111,084
Total liabilities and shareholders’ equity	$2,192,799			$2,099,485			$2,169,457

Net interest income before provision for credit losses		$81,985			$68,842			$55,517
Interest rate spread			3.74%			3.03%			2.37%
Net interest margin			3.96%			3.46%			2.74%
Ratio of average interes-earning assets to interest-bearing liabilities			114.49%			116.46%			112.48

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

The cost of interest bearing liabilities declined 20 basis points to 3.06% for 2007, as compared to 3.26% for 2006. The decline in cost of liabilities was due to a change in mix and the redemption of junior subordinated debt. Average interest bearing liabilities decreased $106.3 million. Due to the change in the mix of liabilities, although the average rate declined, the rate on money market and now accounts which comprise the majority of our interest-bearing liabilities increased to 2.15% for 2007 compared to 2006 and overall the change in rate caused a $2.7 million increase in interest expense. The decline in average balance of $106.3 million resulted in a savings of $9.8 million for a total reduction in interest expense of $7.1 million for 2007.

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

Noninterest Income. An analysis of the components of noninterest income is presented in the table below:

	Years ended December 31,			$ Change		% Change
	2008	2007	2006	2008- 2007	2007- 2006	2008-2007	2007-2006
Noninterest income:	(Dollars in thousands)
Custodial and administrative services	$864	$606	$302	$258	$304	43%	101%
Loan administration	4,914	6,311	7,749	(1,397)	(1,438)	(22)	(19)
Gain on sale of loans held for sale	764	2,124	640	(1,360)	1,484	(64)	232
(Loss) gain on trading securities	-	-	(229)	-	229	-	(100)
Gain (loss) on sale of available for sale investment securities	-	98	274	(98)	(176)	(100)	(64)
Other than temporary impairment of securities	(4,110)	-	3,100	(4,110)	(3,100)	-	100
Gain on sale of assets	-	-	-	-	-	-	-
Litigation settlements	-	155	2,550	(155)	(2,395)	(100)	(94)
Other income	3,072	3,729	8,265	(657)	(4,536)	(18)	(55)
Total noninterest income	$5,504	$13,023	$22,651	$(7,519)	$(9,628)	(58%)	(43)%

Custodial and Administration Services. Service fees for custodial and administration services fees increased $258,000 or 42%, to $864,000 for the year ended December 31, 2008, as compared to $606,000 for the year ended December 31, 2007. The increase is due to increases in the volume of administrative activity as well as increases in all fees associated with these services.

Service fees for custodial and administration services fees increased $304,000 or 101%, to $606,000 for the year ended December 31, 2007, as compared to $302,000 in 2006. The increase is due to increases in the volume of accounts and assets under administration.

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

Other Income. Other income for 2008 was $3.1 million, a $657,000, or 18%, decline from 2007. Other income in 2008 included income earned on bank owned life insurance of $954,000, dividends from cost-method investments of $540,000, prepayment penalties on loans and other loan fees not recognized as part of yield on loans of $405,000, rental income from a parcel of property retained from the sale of ABS School Services, LLC of $415,000 and other miscellaneous items that totaled $758,000. In 2007, other income from these same items was $937,000 earned on bank owned life insurance. Dividend income from cost-method investments was $405,000 in 2007; the increase for 2008 was related to the improved performance at Matrix Financial Solutions, Inc. and the resulting dividends declared by their management. Prepayment penalties and loan fees not recognized as part of yield on loans was $1.1 million in 2007; the decline that occurred in 2008 was related to a reduction in other loan fees received from other institutions based on declining lending activity resulting from current market conditions. Income on the retained ABS School Services property was $414,000 relatively unchanged between the periods. Other miscellaneous items of other income for 2007 were approximately $870,000 versus $758,000 for 2008.

In 2006, other income included $888,000 earned on bank owned life insurance. Dividend income from cost-method investments was $162,000 in 2006; the increase for 2007 was related to the improved performance at Matrix Financial Solutions, Inc. and the resulting dividends declared by their management. Prepayment penalties and loan fees not recognized as part of yield on loans was $540,000 in 2006; the increase for 2007 was related to and consistent with the growth of our community banking business. Income on the retained ABS School Services property of $414,000 unchanged between the periods. Other miscellaneous items of other income for 2006 were approximately $1.3 million versus $870,000 in 2007.

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

Noninterest Expense. Noninterest expense increased $45,000 to $66.1 million for the year ended December 31, 2008 from $66.1 million for 2007. Noninterest expense was $61.9 million for the year ended December 31, 2006. The following table details the major components of noninterest expense for the periods indicated:

	Years ended December 31,			$ Change		% Change
	2008	2007	2006	2008- 2007	2007- 2006	2008- 2007	2007- 2006
	(Dollars in thousands)
Compensation and employee benefits	$24,868	$21,892	$17,471	$2,976	$4,421	14%	25%
Subaccounting fees	17,914	22,851	21,013	(4,937)	1,838	(22)	9
Amortization of mortgage servicing rights	2,635	3,489	5,810	(854)	(2,321)	(24)	(40)
Recovery of mortgage servicing rights	-	-	(276)	-	276	-	100
Lower of cost or fair value adjustments	2,793	722	(2,017)	2,071	2,739	287	136
Occupancy and equipment	2,708	2,346	3,152	362	(806)	15	(26)
Postage and communication	910	770	674	140	96	18	14
Professional fees	3,333	2,082	1,937	1,251	145	60	7
Mortgage servicing rights subservicing fees	1,690	1,931	2,488	(241)	(557)	(12)	(22)
Redemption of junior subordinated debentures	-	1,487	176	(1,487)	1,311	(100)	745
Other general and administrative	9,279	8,515	11,457	764	(2,942)	9	(26)
Total noninterest expense	$66,130	$66,085	$61,885	$45	$4,200	0%	7%

Compensation and employee benefits increased $3.0 million, or 14%, to $24.9 million for the year ended December 31, 2008 compared to $21.9 million for the year ended December 31, 2007. This increase was primarily the result of the increase in full-time equivalent employees at United Western Bank as we continued to implement our community bank business plan as well as normal compensation increases for job performance. In 2008 we added a total of 30 employees and total employees from continuing operations were 230 at December 31, 2008 compared to 200 at December 31, 2007. This increase included 27 additional employees at the Bank principally for positions added to complete the regional banking teams for the Longmont and Hampden Avenue branches that we opened in 2008, staff the leasing, energy banking, and retail lending teams, and additional personnel in SBA lending and credit administration. The increase for 2008 also includes an increase of $475,000 of equity based compensation under FAS 123 (R), which was $1.5 million for 2008 versus $1.0 million in 2007. The increase is attributable to the increase in the number of eligible employees who participate in the equity based compensation plans. Please see Note 14 to the consolidated financial statements for further information about the impact of FAS 123 (R) to our results from operations.

Compensation and employee benefits had increased $4.4 million, or 25.3% to $21.9 million in 2007 compared to $17.4 million in 2006. This increase was primarily the result of the increase in full-time equivalent employees at United Western Bank.  In 2007 we added a total of 40 employees, which represents an increase of 17%. Total employees were 200 at December 31, 2007 compared to 160 at December 31, 2006. This increase included 34 additional employees at the Bank principally for positions added to complete the regional banking teams established in 2006, staff the construction lending team, the Loveland team, and additional personnel in credit administration and consumer banking. The increase for 2007 also includes an increase of $448,000 of equity based compensation under FAS 123 (R), which was $1,012,000 for 2007 versus $564,000 in 2006.

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

Occupancy and equipment expense was $2.7 million for 2008, which represents an increase of $362,000, or 15%, as compared to the $2.3 million of occupancy and equipment expense for 2007. Occupancy and equipment expense was $3.2 million for 2006. During 2006 occupancy and equipment expense included $1.3 million of costs incurred to operate our headquarters location. The decline in costs between 2006 and 2007 occurred as a result of the sale of the building on September 29, 2006. Absent the impact of the headquarters location, occupancy and equipment expense was $2.7 million, $2.3 million, $1.9 million for 2008, 2007 and 2006, respectively. The increases were related to our community banking business plan implementation, which at December 31, 2008 has resulted in the opening of seven full service banking locations and one loan production office. The expense in 2007 was the result of our four full service locations and two regional loan production offices opened at December 31, 2007 versus two full service locations and one regional loan production office opened at December 31, 2006. In addition, occupancy and equipment expense for 2008 and 2007 was favorably impacted by the recognition of $1.1 million in each year of the deferred gain from the sale of the United Western Financial Center.

Postage and communications expense was $910,000, $770,000 and $674,000 for 2008, 2007 and 2006, respectively. The increase between the periods was related to growth of the implementation of our community banking business plan at the Bank.

Professional fees expense was $3.3 million, $2.1 million and $1.9 million for 2008, 2007 and 2006, respectively. Professional fees include employment, consulting, legal and fees paid to our independent public accountants. The increase between 2007 and 2008 was caused by our decision to change independent public accountants in the fourth quarter of 2008, increased legal expenses associated with routine legal matters and loan collection issues. The increase between 2006 and 2007 was related to an increase in recruiting fees at United Western Bank and increases in fees to our independent public accountants related to the Company’s first Sarbanes-Oxley audit.

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

Other general and administrative expenses were $9.3 million for 2008, an increase of $764,000 over the $8.5 million for 2007. Other general and administrative expense includes among other costs, data processing, regulatory assessments (primarily OTS assessments and FDIC insurance costs), and charges and recoveries related to legacy wholesale asset and loan collection matters. The increase between 2007 and 2008 was principally related to an increase of approximately $1 million in charges for legacy wholesale assets matters. These charges were incurred to reduce loan servicing advances at the Bank and Matrix Financial Services to their realizable value, and a charge to increase the recourse servicing allowance at Matrix Financial Services. FDIC insurance costs increased $210,000 to $1.0 million in 2008 compared to 2007 based on higher deposit balances and an increase in the assessment rate. We estimate such costs will increase prospectively due to an increase in the assessment rate that was effective January 1, 2009. The $2.9 million decrease between 2007 and 2006 was principally related to continued reductions in charges at Matrix Financial Services relating to servicing advance reserves and recourse servicing liabilities of approximately $832,000, a $950,000 recourse liability we established in 2006 related to the sale of ABS School Services, LLC and approximately $250,000 of costs associated with the implementation of Sarbanes-Oxley.

Income Taxes. The following table presents our income tax expense for the periods indicated:

	Years ended December 31,
	2008	2007	2006
	(Dollars in thousands)
Current:
Federal	$6,696	$3,947	$5,252
State	1,249	828	910
Deferred:
Federal	(4,900)	(1,336)	(2,084)
State	(410)	(124)	(193)
Income tax provision from continuing operations	$2,635	$3,315	$3,885
Income tax (benefit) provision related to discontinued operations	$(99)	$(7)	$860

Income tax provision from continuing operations was $2.6 million for 2008, $3.3 million for 2007, and $3.9 million for 2006. Our effective tax rate from continuing operations was 20.7% for 2008, 24.6% for 2007 and 27.2% for 2006. Our effective tax rate varies from our expected tax rate of approximately 37.93% (35% federal and 2.93% state, net of federal benefit) due to several factors. For the year ended December 31, 2008, our effective tax rate varied from our expected tax rate principally due to $986,000 of tax exempt income, income tax credits from the utilization of New Markets Tax Credits of $1.9 million, and the resolution of uncertain tax positions, which directly reduced income tax expense by $454,000. For 2007, our effective tax rate was lower than the expected tax rate due to $968,000 of tax exempt income, utilization of New Markets Tax Credits of $1.8 million, and the resolution of an uncertain tax position, which directly reduced income tax expense by $474,000. For 2006, our effective tax rate varied from our expected tax rate due to the loss incurred from continuing operations, tax exempt interest income of $1.3 million and utilization of New Markets Tax Credits of $1.7 million. We anticipate 2009 income tax expense will be in the range of 26% to 32% of pre-tax income based on: remaining New Markets Tax Credits, estimated tax exempt income and estimated pre-tax earnings. See Note 12 to the financial statements.

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

	December 31, 2008				December 31, 2007				December 31, 2006
	Due after Five Years through Ten Years		Due after Ten Years		Due after Five Years through Ten Years		Due after Ten Years		Due after Ten Years
	Balance	Weighted Average Yield	Balance	Weighted Average Yield	Balance	Weighted Average Yield	Balance	Weighted Average Yield	Balance	Weighted Average Yield
	(Dollars in thousands)
Available for Sale
Mortgage-backed securities–agency	$971	4.86%	$14,657	4.39%	$-	-%	$3,250	6.39%	$5,019	6.47%
Mortgage-backed securities–private	-	-	15,934	1.40	-	-	43,253	5.27	47,639	5.74
Collateralized Mortgage Obligations – private	-	-	27,788	5.79	-	-	40,732	5.81	88,878	5.80
SBA securities	-	-	223	2.11	-	-	441	5.13	610	5.76
Total – available for sale	971	4.86	58,602	3.36	-	-	87,676	5.56	142,146	5.80
Held to Maturity
Mortgage-backed securities – private	-	-	166,733	5.70	-	-	187,922	5.46	228,059	5.39
Collateralized Mortgage Obligations – private	-	-	278,633	5.26	-	-	323,316	5.25	384,280	5.27
SBA securities	30,869	5.42	21,749	4.76	6,387	8.35	56,480	7.74	75,825	7.55
Total – held to maturity	30,869	5.42	467,115	5.39	6,387	8.35	567,718	5.57	688,164	5.60
Total AFS and HTM Securities	$31,840	5.40%	$525,717	5.26%	$6,387	8.35%	$655,394	5.57%	$830,310	5.60%

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

Available for sale CMO-Prime is comprised of securities with underlying hybrid adjustable rate mortgages, which initially reset in mid 2010. These securities have 10.0% weighted-average credit support at December 31, 2008. Current credit support was greater than two times foreclosure levels at December 31, 2008. Of this population approximately 96% was AAA rated by at least one agency, and management believes this population has sufficient credit support for delinquency trends observed. On a weighted average basis, for tranches subordinated to those owned by the Company, cumulative losses were 0.26%.

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

Available for sale CMO – Option Arm is comprised of five variable rate securities with 6.2% weighted-average credit support. Each of these securities has received at least one ratings downgrade and one security has two ratings below investment grade. Delinquency levels among this asset class have been trending upwards. Our analyses of the modeled cash flows from each of these securities continues to indicate that it is probable all scheduled principal and interest payments due to the security we hold will be received.

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

Held to maturity CMO – Prime is comprised of securities with 7.2% weighted-average credit support at December 31, 2008 and moderate levels of delinquencies in total. Credit support levels remain more than several times in excess of cumulative losses recognized to date, and are expected to increase as subordinate tranches of these securities pay off. Two of the securities in this population were subject to an other-than-temporary impairment charge in the third quarter of 2008 due to the extent and duration of the decline in market value below amortized cost, given consideration to current illiquidity in the marketplace and uncertainty of a recovery of expected future cash flows.

Held to maturity CMO Alt-A is comprised of securities with 9.8% weighted-average credit support at December 31, 2008 and moderate and stable levels of delinquencies. We expect delinquency statistics in all classes of these securities to level off, and roll rates from delinquency to foreclosure to REO to be reduced by private industry loan restructuring programs, as well as the Homeowner Affordability and Stability Plan recently signed into federal law.

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

In the event securities demonstrate additional deterioration through an increase in defaults or loss severity that indicate the Company will not recover its anticipated cash flows or if the duration of relatively significant impairments in these securities does not reverse, the Company will incur other-than-temporary impairments, which may result in material charges to earnings in future periods

Loan Portfolio. Our major interest-earning asset is our loan portfolio. A significant part of our asset and liability management involves monitoring the composition of our loan portfolio, including the corresponding maturities. Community bank loans include commercial real estate loans, construction and development loans, commercial loans, multifamily loans and consumer loans. Wholesale loans include legacy purchased residential loans and purchased guaranteed portions of SBA 7(a) loans. The table below shows our loan portfolio break down between community bank loans, which we are growing as part of our community banking strategy, and our wholesale loans, which are declining due to repayment.

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

	As of December 31,
	2008		2007		2006		2005		2004
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Community bank loans:
Commercial real estate	$481,053	43.0%	$286,728	40.8%	$218,569	54.7%	$122,745	47.3%	$88,728	39.8%
Construction and development	400,113	35.8	272,736	38.7	93,159	23.3	43,442	16.8	40,199	18.0
Commercial	133,930	12.0	87,061	12.4	23,984	6.0	12,231	4.7	19,847	8.9
Multifamily	48,253	4.3	47,888	6.8	53,729	13.5	69,299	26.8	60,322	27.0
SBA originated guaranteed portions	5,370	0.5	5,602	0.8	7,171	1.8	11,045	4.3	13,494	6.0
Consumer	49,400	4.4	3,823	0.5	2,845	0.7	243	0.1	578	0.3
Total community bank loans	1,118,119	100.0%	703,838	100.0%	399,457	100.0%	259,005	100.0%	223,168	100.0%
Less allowance for credit losses	(15,232)		(7,231)		(5,372)		(4,018)		(4,337)
Total community bank
Loans, net	1,102,887		696,607		394,085		254,987		218,831
Wholesale loans:
Residential	335,791	79.4%	441,932	79.0%	605,201	79.4%	883,153	80.4%	996,489	86.5%
SBA purchased guaranteed
Portions	87,194	20.6	116,084	20.8	156,425	20.5	193,788	17.6	127,246	11.0
School financing	–	–	927	0.2	869	0.1	22,247	2.0	28,610	2.5
Total wholesale loans	422,985	100.0%	558,943	100.0%	762,495	100.0%	1,099,188	100.0%	1,152,345	100.0%
Less allowance for credit losses	(951)		(769)		(859)		(790)		(1,637)
Total wholesale loans, net	422,034		558,174		761,636		1,098,398		1,150,708
Total loans, net	$1,524,921		$1,254,781		$1,155,721		$1,353,385		$1,369,539

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
Construction type breakdown
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

The following table shows information regarding the components of our allowance for credit losses as of the dates indicated:

	As of December 31,
	2008		2007		2006		2005		2004
		Total Loans		Total Loans		Total Loans		Total Loans		Total Loans
		Percentage		Percentage		Percentage		Percentage		Percentage
		of Loans		of Loans		of Loans		of Loans		of Loans
		in each		in each		in each		in each		in each
		Category		Category		Category		Category		Category
		to		to		to		to		to
	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans
	(Dollars in thousands)
Residential	$909	21.79%	$713	34.98%	$783	52.09%	$790	65.02%	$1,637	72.38%
SBA guaranteed purchased premium	42	5.66	56	9.19	76	13.45	–	14.27	–	9.25
Subtotal wholesale allowance	951		769		859		790		1,637

Commercial real estate	4,821	31.56	2,387	23.16	3,210	19.43	2,898	11.49	3,126	9.58
Construction and development	7,820	25.96	2,978	21.6	1,110	8.02	398	3.2	418	2.92
Commercial	1,394	8.69	1,030	6.98	429	2.14	245	0.9	393	1.44
Multifamily	195	3.13	97	3.79	20	4.63	16	5.1	28	4.39
Consumer	202	3.21	39	0.3	53	0.24	11	0.02	15	0.04
Unallocated	800	–	700	–	550	–	450	–	357	–
Subtotal community bank allowance	15,232		7,231		5,372		4,018		4,337
Total	$16,183	100%	$8,000	100%	$6,231	100%	$4,808	100%	$5,974	100%

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

The following table sets forth certain information regarding the number and aggregate principal balance of the mortgage loans serviced through Matrix Financial Services, including both fixed and adjustable rate loans, excluding loans subserviced for others, at various interest rates:

	As of December 31,
	2008			2007			2006
			Percentage			Percentage			Percentage
	Number	Aggregate	of Aggregate	Number	Aggregate	of Aggregate	Number	Aggregate	of Aggregate
	of	Principal	Principal	of	Principal	Principal	of	Principal	Principal
Rate	Loans	Balance	Balance	Loans	Balance	Balance	Loans	Balance	Balance
	(Dollars in thousands)
Less than 7.00%	6,949	$528,344	58.59%	6,024	$514,393	48.48%	7,135	$610,594	46.5%
7.00%— 7.99%	3,079	197,382	21.89	5,255	316,658	29.84	6,235	391,229	29.8
8.00%— 8.99%	1,739	77,826	8.63	2,541	107,873	10.17	3,726	150,343	11.45
9.00%— 9.99%	1,212	36,563	4.05	1,873	44,915	4.23	2,561	60,241	4.59
10.00% and over	2,602	61,635	6.84	3,183	77,279	7.28	3,809	100,657	7.66
Total	15,581	$901,750	100%	18,876	$1,061,118	100%	23,466	$1,313,064	100%

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

Valuation of Servicing Rights. Our servicing portfolio is accounted for in accordance with the guidelines set forth in SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” and SFAS 156, “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140.” Under SFAS 140, we are required to record our investment in mortgage servicing rights at the lower of cost or fair value. The estimated fair value of mortgage servicing rights (“MSRs”) is determined by reference to the discounted future servicing income, as stratified in accordance with one or more predominant risk characteristics of the underlying loans. The Company stratifies its MSRs by product type, interest rate and investor to reflect the predominant risk characteristics. To determine the estimated fair value of MSRs, the Company uses a valuation model that calculates the present value of discounted future cash flows. In using this valuation model, the Company incorporates assumptions that market participants would use in estimating future net servicing income, which includes estimates of the cost of servicing per loan, including incremental interest cost of servicer advances, foreclosure expenses and losses, the discount rate, float value, an inflation rate, ancillary income per loan, prepayment speeds and default rates. For purposes of performing an impairment analysis on MSRs, the Company estimates fair value using the following primary assumptions: average prepayment speeds of 13.6 CPR, (Constant Prepayment Rate, a prepayment speed measurement) ranging from 1.3 CPR to 43.3 CPR; an average discount rate of 11.56%; with discount rates ranging from 11.00% to 47.12%; and average delinquency of 8.09%, with default rates ranging from 0% to 100%. At December 31, 2008, the Company’s residential servicing portfolio consists of seasoned loans with an approximate 10.6 year average age, an average balance of $51,000, and a weighted average note rate of 7.23%

At December 31, 2007, we recorded a permanent impairment of $1.1 million. During 2006, we established a $2.0 million valuation allowance for the impairment of mortgage servicing rights. In the year ended December 31, 2007 we recorded a net recovery of $0 compared to a net recovery $276,000 for the year ended December 31, 2006. Impairment recoveries were highly correlated to the changes in interest rates and resultant mortgage loan prepayment speeds that occurred during those periods. Our impairment reserve as of December 31, 2008 was $860,000. Further decreases in interest rates, or other factors that result in an increase in anticipated future prepayment speeds, may cause additional impairment charges in future periods. It is possible to hedge the risk associated with declines in the value of mortgage servicing rights with derivatives; however, based on the underlying characteristics of our portfolio, and our decision not to increase our investment in mortgage servicing, we do not currently anticipate that we will enter into any future hedge specific to our investment for the foreseeable future.

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

Total deposits increased $339 million between December 31, 2008 and 2007. This increase was caused by growth of $103 million of community bank deposits from our seven open banking offices. In addition, approximately $232 million of institutional deposits were added in the year as we increased the number of relationships that provide other wholesale concentrations from three to six during 2008.

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

The following table sets forth the balances for categories of deposits and custodial escrow balances of the Company by source for the periods indicated:

	December 31, 2008	December 31, 2007	December 31, 2006
	(Dollars in thousands)
Community bank deposits	$191,966	$89,338	$48,157
Brokered certificates of deposit	35,000	13,025	25,708
UW Trust Company	31,915	110,978	81,895
Matrix Financial Services Corp.	14,083	18,256	24,096
Matrix Financial Solutions, Inc.	203,329	236,436	195,249
Legent Clearing, LLC	120,178	163,527	118,844
Deposit concentrations	1,130,860	772,212	864,671
Other wholesale deposits	27,038	15,881	27,078
Deposits and custodial escrow balances	$1,754,369	$1,419,653	$1,385,698

Community bank deposits represent deposits attracted by our regional banking teams. The growth in the past two years is consistent with expectations and a part of our community banking strategy. Brokered CDs were acquired during 2008 to increase overall Bank liquidity. Generally we limit brokered deposits as a funding source due to the overall cost of this product and the availability of other wholesale sources of liabilities at competing interest rates. UW Trust and Matrix Financial Services are our wholly owned subsidiaries. Due to the UW Trust asset sale, discussed in Note 28 Subsequent Events – Discontinued Operations – Sale of UW Trust Assets, the custodial rights sold are presented retrospectively.  Accordingly, the decline of deposits from UW Trust is related to an account for one life settlement agent for special asset acquisitions and administration with a balance of $30,404,000, $103,830,000, and $54,356,000 at December 31, 2008, December 31, 2007, and December 31, 2006, respectively.  In the fourth quarter of 2007, management elected to restructure this relationship and terminate certain elements of business with respect to this life settlement agent account. The restructured relationship will now allow the Company to pursue business in the same industry on a non-exclusive basis subject to prior approval by the Texas Department of Banking, UW Trust’s principal regulator. If UW Trust cannot replace this business with deposits from other clients, the aggregate deposits directed to the Bank by UW Trust will decline further in 2009. Matrix Financial Solutions, Inc. (“MFSI”) are deposits that represent customer assets under administration by MFSI. The Company owns an approximate 7% interest in MFSI. The balance of these deposits over the three years is associated with the overall growth in business experienced by MFSI as well as current economic conditions. Legent Clearing, LLC are deposits that represent institutional deposits received through Legent Clearing, LLC, that are in NOW and money market accounts. The Company’s Chairman of the Board holds an indirect minority interest in Legent Clearing, LLC. Deposit concentrations are deposits that represent deposit funds from three, six and four institutional relationships maintained by United Western Bank as of December 31, 2008, 2007 and 2006, respectively. Due to the UW Trust asset sale, discussed in Note 28 Subsequent Events – Discontinued Operations – Sale of UW Trust Assets, the custodial rights sold are presented retrospectively. Accordingly, included in deposit concentrations is one institutional relationship with balances of $822.8 million, $749.5 million and $752.4 million at December 31, 2008, 2007 and 2006, respectively. This relationship is contractual and matured June 30, 2009.  This contract was renewed in 2009.  As part of the UW Trust asset sale, (discussed in Note 28 Subsequent Events – Discontinued Operations – Sale of UW Trust Assets) Equity Trust Company and Sterling Administrative Services, LLC, the Buyers, and Equity Administrative Services Inc. (an affiliate of the Buyers), agreed that the Bank shall be the sole depository of custodial deposits for a period of three years; thereafter, the Buyers agreed, for the remaining term of the agreement (which is the later of five years from the date of the subaccounting agreement or until the seller note is repaid in full)  to maintain an amount of custodial deposits at the Bank in a minimum amount equal to the amount of custodial deposits transferred to the Buyer at the closing of this transaction. See Item 1A. “Risk Factors – Risk Related to Our Business” in this report and Note 8 – “Deposits” to the financial statements.

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

The following table sets forth a summary of our borrowings during 2008, 2007 and 2006 and as of the end of each such period:

	Amount	Average	Maximum	Weighted	Weighted
	Outstanding	Amount	Outstanding	Average Interest	Average Interest
	at	Outstanding	at any	Rate During	Rate at
	Year-End	During the Year(1)	Month-End	the Year	Year-End
	(Dollars in thousands)
At or for the year ended December 31, 2008:
FHLBank borrowings(2)	$226,721	$383,543	$458,794	3.53%	4.25
Repurchase Agreements	81,265	78,934	81,442	3.71	4.46
Revolving lines of credit	28,000	10,292	28,000	4.22	2.58
Advancing line	–	2,967	6,000	4.22	2.58
Subordinated debt	10,000	10,000	10,000	5.94	4.58
Total at December 31, 2008	$345,986

At or for the year ended December 31, 2007:
FHLBank borrowings(3)	$406,129	$351,231	$454,423	4.8%	4.46
Repurchase Agreements	76,428	72,354	77,460	4.83	4.63
Revolving lines of credit	5,000	2,205	5,000	6.38	6.27
Advancing line	6,000	2,647	6,000	6.38	6.27
Subordinated debt	10,000	10,000	10,000	8.05	7.73
Total at December 31, 2007	$503,557

	Amount	Average	Maximum	Weighted	Weighted
	Outstanding	Amount	Outstanding	Average Interest	Average Interest
	at	Outstanding	at any	Rate During	Rate at
	Year-End	During the Year(1)	Month-End	the Year	Year-End
	(Dollars in thousands)
At or for the year ended December 31, 2006:
FHLBank borrowings(4)	$519,431	$630,229	$736,020	4.74%	5.03%
Repurchase Agreements	50,000	9,315	50,000	4.95	4.94
School financing	–	5,302	16,305	6.06	–
Subordinated debt	10,000	10,000	10,000	7.95	8.11
Total at December 31, 2006	579,431

(1)	Calculations are based on daily averages where available and monthly averages otherwise.
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

Capital

Capital. See Item 1. “Business–Regulation and Supervision—United Western Bank’s Capital Ratios” for a discussion about the capital ratios and required capital ratios of United Western Bank. United Western Bank and UW Trust are restricted in certain instances from paying dividends to United Western Bancorp due to certain regulatory requirements. See Item 1. “Business—Regulation and Supervision.”

At December 31, 2008, shareholders equity was $101.9 million compared to $113.4 million at December 31, 2007. The decrease was principally the result of another comprehensive loss of $19.6 million. The other factor causing the decline was dividends of $1.7 million and the stock repurchase of 113,900 shares for $1.6 million. Offsetting the declines were $10.0 million of net income and $1.7 million related to common stock issuances and stock based compensation. The other comprehensive loss relates to the change in value after-tax of securities available for sale, which was discussed further above in “Balance Sheet – Investment Securities.” The Company paid quarterly dividends of $.06 per common share during each quarter of 2008, which was the second year the Company had paid dividends in its history. The dividend payout ratio was 17.5%.

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

The Company is reliant on dividend and tax payments from its subsidiaries in order to fund operations, meet debt and tax obligations and grow new or developing lines of business. A long-term inability of a subsidiary to make dividend payments could significantly impact the Company’s liquidity. Historically, United Western Bank has made the majority of the dividend payments received by the Company. As a result of the liquidity generated from disposal of non-core subsidiaries, United Western Bank did not pay a dividend to the Company in the period ended December 31, 2006. For the year ended December 31, 2007, the Company received dividends from Matrix Bancorp Trading of $1.4 million, UW Asset Corp. of $1.2 million and United Western Bank of $7.4 million. For the year ended December 31, 2008 the Company received dividends of $8.6 million, of which $6.8 million was from the Bank, $509,000 was from UW Trust, and the balance, $1.3 million, was from non-core subsidiaries. For 2009 the Company anticipates dividends from UW Trust, and dividends from non-core subsidiaries of approximately $3.0 million to $4.0 million. Currently, management expects the Bank to pay dividends of approximately 33% to 40% of its income for the second half of 2009. If dividends and tax payments from subsidiaries are not sufficient to fund the cash requirements of the Company, the Company intends to utilize the remaining revolving credit facility and to consider various other alternative sources of financing, as needed, to meet its own and the other subsidiaries financial obligations. The Company does not anticipate a material change in its liquidity as a result of the sale of UW Trust assets.  See Note 28 Subsequent Events – Discontinued Operations – Sale of UW Trust Assets to the financial statements.

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

Statement of Cash Flows

Operating Activities. Cash flows from operating activities primarily include income from continuing operations for the year, adjustments for items in net income that did not impact cash and activities related to loans held for sale. Net cash from operating activities decreased by $16 million to $77 million for the year ended December 31, 2008 compared to $93 million for 2007 and a source of cash of $318 million for 2006. The decrease in 2008 versus 2007 was due to an increase in the deferred income tax asset. The decrease for 2007 in cash from operating activities was due to a decline in securities trading and lower repayments on loans held for sale.

Investing Activities. Cash flows from investing activities reflect the impact of loans and investments acquired for the Company’s interest-earning asset portfolios, as well as cash flows from asset purchases and dispositions and security purchases and sales. Net cash from investing activities resulted in a use of $269 million for 2008 compared to $5 million for 2007 and $413 million for 2006. In 2008, we originated community bank loans and incurred draws on existing commitments that totaled $867 million, an increase of $162 million as compared to 2007. Other factors contributing to the decline in cash from investing activities for 2008 included an absence of a sale of securities during 2008 as compared to 2007 and lower repayments of held to maturity and available for sale securities due to current economic conditions. Net cash from investing activities of $5 million represented an increase of $408 million as compared to the use of $413 million for 2006. The increase was principally related to 2006 in which we had purchased $483 million of investment securities compared to purchases of $5 million in 2007.

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

	As of December 31, 2008
	Note	1 Year	1 to 3	3 to 5
	Reference	or Less	Years	Years	Over 5 Years	Total
	(Dollars in thousands)
Contractual Obligations
Deposits (savings, NOW and money market)	8	$1,583,200	$–	$–	$–	$1,583,200
Certificate accounts	8	132,473	3,212	5,787	–	141,472
FHLBank borrowings	10	46,000	50,000	120,000	10,721	226,721
Borrowed money	9	34,265	75,000	–	10,000	119,265
Junior subordinated debentures owed to unconsolidated subsidiary trusts	11	–	–	–	30,442	30,442
Sale leaseback commitment	16	1,367	2,734	2,734	3,761	10,596
Other operating leases	16	1,054	1,510	694	1,469	4,727

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

Financial Instruments with Off-Balance-Sheet Risk. In the normal course of business, the Company enters into various transactions, which in accordance with generally accepted accounting principles in the United States, are not included in its consolidated balance sheets. The Company enters into these transactions to meet the financing needs of its customers. These transactions include commitments to extend credit and standby letters of credit, which involve, elements of credit risk and interest rate risk in excess of the amounts recognized in the consolidated balance sheets. The Company minimizes its exposure to loss under these commitments by subjecting them to credit approval and monitoring procedures. The Company also holds certain assets that are not included in its consolidated balance sheets including the custodial assets held by UW Trust on behalf of its customers.

Commitments to Extend Credit. The Company enters into contractual commitments to extend credit, generally with fixed expiration dates or termination clauses, at specified rates and for specific purposes. Substantially all of the Company’s commitments to extend credit are contingent upon customers maintaining specific credit standards, which are determined at the time the Company enters into the commitment. The $14.1 million decrease in commitments to extend credit is principally associated with construction and development commitments, and was based on management’s view of construction and development prospects in the near term. Such commitments are not necessarily an indication of future growth of such lending, since these loans have shorter life spans and generally turn over more rapidly than other forms of lending.

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

Based on simulation modeling, which assumes immediate parallel changes in interest rates at December 31, 2007, we believe that our net interest income and net income would change over a one-year period due to changes in interest rates as follows:

Immediate Shifts	Change in Net Interest Income
Changes in Levels of Interest Rates	Dollar Change	Percentage Change
(in basis points)	(dollars in thousands)
200	$5,039	6.62%
100	3,333	4.36
0	–	–
(100)	(4,847)	(6.34)

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

See Item 1A “Risk Factors,” and Item 7. “Management’s Discussion and Analysis of Financial Condition.”

Item 8. Financial Statements and Supplementary Data

See Index to Financial Statements on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

McGladrey & Pullen LLP (“McGladrey”) was previously the principal accountant for the Company. On December 10, 2008, McGladrey was dismissed. The Audit Committee of the Board of Directors of the Company recommended and approved the dismissal of McGladrey as the Company's principal accountant. McGladrey’s audit reports on the Company’s consolidated financial statements for the two fiscal years ended December 31, 2007 and 2006, did not contain any adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles, except that the aforementioned report for the year ended December 31, 2006 included an explanatory paragraph stating that: “As discussed in Note 2 to the Consolidated Financial Statements, effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004) “Share-Based Payment.”

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

Information required by these Items is incorporated herein by reference to the Company’s Proxy Statement (Schedule 14A) for its 2009 Annual Meeting of Shareholders, which will be filed with the Commission on or before March 31, 2009.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)  (1) and (a) (2) Financial statements and financial statement schedules

See Index to Financial Statements on page F-1.

(b)  Exhibits

See Exhibit Index, beginning on page II-1.

(c)  Financial Statement Schedules

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 7th day of August, 2009.

UNITED WESTERN BANCORP, INC.

Dated:	August 7, 2009	/s/ William D. Snider
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

10.13	License Agreement dated as of September 29, 2006, between Legent Clearing, LLC and United Western Bancorp, Inc., filed as Exhibit 10.1 to Registrant’s Form 8-K with the Commission on October 5, 2006.
10.14	First Amendment to License Agreement dated as of June 6, 2007, between Legent Clearing, LLC and United Western Bancorp, Inc.
10.15
Revolving Loan Agreement dated as of September 29, 2006, between Legent Group, LLC and United Western Bank, in the amount of $5,000,000, filed as Exhibit 10.2 to Registrant’s Form 8-K filed with the Commission on October 5, 2006.

10.16	Second Modification of Loan Agreement, effective as of October 1, 2008, by and between Legent Group, LLC and United Western Bank, in the amount of $5,000,000.
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

10.20	2007 Equity Incentive Plan, as amended by the Board of Directors on December 17, 2008.•
14	Code of Business Conduct and Ethics, as approved by the Board of Directors on August 4, 2008.
16	Letter regarding change in certifying accountant, filed as Exhibit 16 to Registrant’s Form 8-K filed with the Commission on December 16, 2008.
21	Subsidiaries of the Registrant.
23.1*	Consent of McGladrey & Pullen LLP.
23.2*	Consent of Crowe Horwath LLP.
31.1*	Certification by Scot T. Wetzel pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by William D. Snider pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3*	Certification by Benjamin C. Hirsh pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification by D. Scot T. Wetzel pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification by William D. Snider pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.3*	Certification by Benjamin C. Hirsh pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
_____________________________
•Compensation Agreement
* Filed herewith

INDEX TO FINANCIAL STATEMENTS

Consolidated Financial Statements of United Western Bancorp, Inc. and Subsidiaries

Report on Management’s Assessment of Internal Control
over Financial Reporting, December 31, 2008

Report of Independent Registered Public Accounting Firm
on the Consolidated Financial Statements, December 31, 2008

Report of Independent Registered Public Accounting Firm
on the Consolidated Financial Statements, December 31, 2007 and 2006

Consolidated Balance Sheets—December 31, 2008 and 2007

Consolidated Statements of Income—for the years ended
December 31, 2008, 2007 and 2006F-7

Consolidated Statements of Shareholders’ Equity and Comprehensive Income/Loss
for the years ended December 31, 2008, 2007 and 2006

Consolidated Statements of Cash Flows—for the years ended
December 31, 2008, 2007 and 2006

Notes to Consolidated Financial Statements

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

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2008, has been audited by Crowe Horwath LLP, an independent registered public accounting firm, as stated in their attestation report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. See “Report of Independent Registered Public Accounting Firm.”

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

As discussed in Note 2 to the consolidated financial statements United Western Bancorp  retrospectively applied Financial Accounting Standards Board Staff Position Emerging Issues Task Force  03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.”  All previously reported earnings per common share data has been adjusted to conform to the new computation methodology.   As discussed in Note 28, the Company retrospectively applied Financial Accounting Standards Board Statement 144 “Accounting for the Impairment or Disposal of Long Lived Assets”, and accordingly reclassified the operating results associated with the sale of UW Trust assets as discontinued operations for all periods presented.

/s/ Crowe Horwath LLP
Sherman Oaks, California
March 3, 2009, except for Notes 2, 3, 6, 8, 12, 14, 15, 19, 20 and 28, which are as of August 7, 2009

Report of Independent Registered Public Accounting Firm on the Consolidated Financial Statements

To the Board of Directors and Shareholders
United Western Bancorp, Inc.

We have audited the consolidated balance sheet of United Western Bancorp, Inc. and subsidiaries as of December 31, 2007, and the related consolidated statements of income, shareholders’ equity and comprehensive income/(loss) and cash flows for each of the two years in the period ended December 31, 2007.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

As discussed in Note 2 to the consolidated financial statements, United Western Bancorp and subsidiaries retrospectively adopted Financial Accounting Standards Board (FASB) Staff Position Emerging Issues Task Force No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.  As discussed in Note 28, the consolidated financial statements have been revised to reflect certain retrospective adjustments related to application of FASB Statement No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets.

/s/ McGladrey & Pullen, LLP

Denver, Colorado
March 6, 2008 (August 7, 2009 as to Notes 2, 3 and 28)

United Western Bancorp, Inc. and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands, except share information)
	December 31,	December 31,
	2008	2007
Assets
Cash and due from banks	$22,332	$21,650
Interest-earning deposits	548	3,156
Federal funds sold	-	16,000
Total cash and cash equivalents	22,880	40,806
Investment securities – available for sale	59,573	87,676
Investment securities – held to maturity (fair value 2008 – $429,526, 2007 – $568,309)	498,464	574,105
Loans held for sale – at lower of cost or fair value	291,620	369,071
Loans held for investment	1,249,484	893,710
Allowance for credit losses	(16,183)	(8,000)
Loans held for investment, net	1,233,301	885,710
FHLBank stock, at cost	29,046	39,913
Mortgage servicing rights, net	9,496	11,971
Accrued interest receivable	8,973	10,551
Other receivables	15,123	14,120
Premises and equipment, net	23,364	15,290
Bank owned life insurance	25,233	24,279
Other assets	13,839	13,396
Deferred income taxes	24,100	6,562
Foreclosed real estate	4,417	3,109
Total assets	$2,259,429	$2,096,559

Liabilities and shareholders’ equity
Liabilities:
Deposits	$1,724,672	$1,385,481
Custodial escrow balances	29,697	34,172
FHLBank borrowings	226,721	406,129
Borrowed money	119,265	97,428
Junior subordinated debentures owed to unconsolidated subsidiary trusts	30,442	30,442
Income tax payable	1,140	671
Other liabilities	25,543	28,815
Total liabilities	2,157,480	1,983,138

Commitments and contingencies (Note 16)
Shareholders’ equity:
Preferred stock, par value $0.0001; 5,000,000 shares authorized;
no shares outstanding	–	–
Common stock, par value $0.0001; 50,000,000 shares authorized; issued and
7,253,391 shares at December 31, 2008 and
7,264,224 shares at December 31, 2007 outstanding	1	1
Additional paid-in capital	23,856	23,724
Retained earnings	100,348	92,364
Accumulated other comprehensive loss	(22,256)	(2,668)
Total shareholders’ equity	101,949	113,421
Total liabilities and shareholders’ equity	$2,259,429	$2,096,559
See accompanying notes to consolidated financial statements

United Western Bancorp, Inc. and Subsidiaries
Consolidated Statements of Income
(Dollars in thousands, except share information)
	Years Ended December 31,
	2008	2007	2006
Interest and dividend income:
Community bank loans	$58,033	$44,889	$24,743
Wholesale residential loans	20,503	27,882	35,223
Other loans	2,834	6,779	11,483
Investment securities	32,169	38,847	40,471
Deposits and dividends	1,478	3,162	3,380
Total interest and dividend income	115,017	121,559	115,300

Interest expense:
Deposits	12,662	27,142	22,742
FHLBank borrowings	13,769	17,086	30,275
Other borrowed money	6,601	8,489	6,766
Total interest expense	33,032	52,717	59,783

Net interest income before provision for credit losses	81,985	68,842	55,517
Provision for credit losses	8,599	2,312	2,019
Net interest income after provision for credit losses	73,386	66,530	53,498

Noninterest income:
Custodial and administrative services	864	606	302
Loan administration	4,914	6,311	7,749
Gain on sale of loans held for sale	764	2,124	640
Loss on trading securities	–	–	(229)
Gain on sale of available for sale investment securities	–	98	274
Write-down on other-than-temporary impairment of securities	(4,110)	–	–
Gain on sale of assets	–	–	3,100
Litigation settlements	–	155	2,550
Other	3,072	3,729	8,265
Total noninterest income	5,504	13,023	22,651

Noninterest expense:
Compensation and employee benefits	24,868	21,892	17,471
Subaccounting fees	17,914	22,851	21,013
Amortization of mortgage servicing rights	2,635	3,489	5,810
Recovery of mortgage servicing rights impairment	–	–	(276)
Lower of cost or fair value adjustment on loans held for sale	2,793	722	(2,017)
Occupancy and equipment	2,708	2,346	3,152
Postage and communication	910	770	674
Professional fees	3,333	2,082	1,937
Mortgage servicing rights subservicing fees	1,690	1,931	2,488
Redemption of junior subordinated debentures	–	1,487	176
Other general and administrative	9,279	8,515	11,457
Total noninterest expense	66,130	66,085	61,885
See accompanying notes to consolidated financial statements

United Western Bancorp, Inc. and Subsidiaries
Consolidated Statements of Income (continued)

(Dollars in thousands, except share information)

	Years Ended December 31,
	2008	2007	2006
Income from continuing operations before income taxes	12,760	13,468	14,264
Income tax provision	2,635	3,315	3,885
Income from continuing operations	10,125	10,153	10,379

Discontinued operations:
(Loss) income from discontinued operations, net of income tax (benefit) provision of ($99), ($7), and $860, respectively	(173)	(12)	1,277

Net Income	$9,952	$10,141	$11,656

	Years Ended December 31,
	2008	2007	2006

Income from continuing operations per share – basic	$1.39	$1.39	$1.33
Income from continuing operations per share – assuming dilution	$1.39	$1.39	$1.33

(Loss) income from discontinued operations per share – basic	$(0.02)	$0.00	$0.17
(Loss) income from discontinued operations per share – assuming dilution	$(0.02)	$0.00	$0.17

Net income per share – basic	$1.37	$1.39	$1.50
Net income per share – assuming dilution	$1.37	$1.39	$1.50

Weighted average shares – basic	7,164,250	7,247,636	7,791,516
Weighted average shares – assuming dilution	7,164,598	7,256,484	7,791,516
Dividends declared per share	$0.24	$0.24	$–

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

United Western Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

(Dollars in thousands)
	Years Ended December 31,
	2008	2007	2006
Cash flows of continuing operating activities
Net income	$9,952	$10,141	$11,656
Loss (income) from discontinued operations, net of income taxes	173	12	(1,277)
Adjustments to reconcile income to net cash from continuing operating activities:
Share-based compensation expense	1,487	1,012	564
Depreciation and amortization	1,508	1,202	1,861
Provision for credit losses	8,599	2,312	2,019
Write-down on other-than-temporary impairment of securities	4,110	–	–
Amortization of mortgage servicing rights	2,635	3,489	5,810
Charge to reduce loans held for sale to fair value	2,793	722	(2,017)
Recovery of impairment on mortgage servicing rights	–	–	(276)
Gain on sale of loans held for sale	(764)	(2,124)	(640)
Loss on trading securities	–	–	229
Gain on sale of available for sale investment securities	–	(98)	(274)
Net loss (gain) on sale and write down of assets, equipment and foreclosed real estate	1,316	1	(3,081)
Changes in assets and liabilities:
Proceeds from the sale and repayment of trading securities	–	–	159,580
Loans originated and purchased for sale	(34,161)	(34,635)	(217,901)
Principal payments on, and proceeds from sale of loans held for sale	89,315	109,754	339,938
(Increase) decrease in other receivables, other assets, deferred income tax asset and income taxes receivable Bank owned life insurance and accrued interest receivable	(5,471)	419	13,963
(Decrease) increase in other liabilities and income taxes payable	(4,039)	595	8,042
Net cash from continuing operating activities	77,453	92,802	318,196

Cash flows of continuing investing activities
Loans originated and purchased for investment	(867,438)	(705,303)	(300,892)
Principal repayments on loans held for investment	506,606	505,323	174,425
Purchase of available for sale securities	–	–	(173,844)
Proceeds from sale of available for sale securities	–	25,600	33,571
Proceeds from maturity and prepayment of available for sale securities	14,343	24,822	24,402
Purchase of held to maturity securities	(5,018)	(4,940)	(308,676)
Proceeds from the maturity and prepayment of held to maturity securities	75,925	125,707	122,137
Proceeds from sales of loans transferred to loans held for sale	–	21,430	–
Redemption (purchase) of FHLBank stock	12,000	5,000	(7,527)
Purchases of premises and equipment	(9,554)	(8,624)	(7,621)
Acquisition of mortgage servicing rights	–	–	(98)
Proceeds from sale of foreclosed real estate	4,283	5,784	4,034
Proceeds from sale of mortgage servicing rights	–	–	8
Proceeds from the sale of building, equipment and other assets	–	5	26,929
Net cash from continuing investing activities	(268,853)	(5,196)	(413,152)
Continued

United Western Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (continued)

(Dollars in thousands)
	Years Ended December 31,
	2008	2007	2006
Cash flows of continuing financing activities
Net increase in deposits	339,191	39,800	221,637
Net decrease in custodial escrow balances	(4,475)	(5,845)	(9,368)
Net decrease in FHLBank borrowings	(179,408)	(113,302)	(95,597)
Borrowed money – proceeds from repurchase agreements	4,837	26,428	50,000
Borrowed money – (repayments) advances on revolving line, net	17,000	5,000	(3,217)
Borrowed money – advance on term line	–	6,000	–
Redemption of capital securities of subsidiary trust	–	(25,774)	(5,156)
Proceeds from issuance of common stock – Employee Stock Purchase Plan	212	311	–
Stock option exercise	–	12	–
Redemption of common stock shares under tender offer	–	–	(79,501)
Repurchase of common stock	(1,605)	(1,251)	(5,853)
Dividends paid	(1,742)	(1,747)	–
Net cash from continuing financing activities	174,010	(70,368)	72,945

Cash flows of discontinued operations
Operating cash flows	704	918	28,373
Investing cash flows	(1,240)	(1,104)	(476)
Financing cash flows	–	–	(16,364)
Net cash from discontinued operations	(536)	(186)	11,533

(Decrease) increase in cash and cash equivalents	(17,926)	17,052	(10,478)
Cash and cash equivalents at beginning of the year	40,806	23,754	34,232
Cash and cash equivalents at end of the year	$22,880	$40,806	$23,754

Supplemental disclosure of non-cash activity
Loans transferred to foreclosed real estate and other assets	$6,907	$4,651	$5,855
Loans securitized and transferred to securities available for sale	$18,003	$–	$11,283
Loans securitized and transferred to trading securities	$–	$–	$149,144
Trading securities transferred to held to maturity securities	$–	$–	$90,074
Loans held for sale transferred to loans held for investment	$–	$–	$164,218
Loans held for investment transferred to loans held for sale	$–	$21,430	$–
Note receivable received in sale of assets of discontinued operations	$–	$–	$2,567
Issuance of common stock to directors	$139	$62	$–

Supplemental disclosure of cash flow information
Cash paid for interest	$33,148	$53,376	$59,991
Cash paid for income taxes	$7,529	$4,589	$6,111
See accompanying notes to consolidated financial statements.

United Western Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1.  Organization

United Western Bancorp, Inc. (the “Company”), is a unitary thrift holding company and, through its subsidiaries, a diversified financial services company headquartered in Denver, Colorado. The Company’s operations are conducted primarily through United Western Bank (“United Western Bank” or the “Bank”), UW Trust Company, formerly Sterling Trust Company (“UW Trust”), Matrix Financial Services Corporation (“Matrix Financial”), UWBK Fund Management, Inc., (“Fund Management”), and UW Investment Services Inc. (“UWIS”), all of which are wholly-owned subsidiaries of the Company.

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

UW Trust is a non-bank trust company specializing in the custody and administration of self-directed individual retirement accounts, qualified business retirement plans and personal custodial accounts, as well as corporate escrow and paying agent services.

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

United Western Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Reclassifications. Certain reclassifications have been made to prior years’ consolidated financial statements and related notes to conform to the current year presentation including the effects of discontinued operations.  See Note 28 – Discontinued Operations for a discussion of the impact of the sale of UW Trust assets.

Included in the reclassifications made to prior years’ consolidated financial statements was a retrospective change in the presentation of loans held for sale. In the 2007 financial statements we presented community bank loans and wholesale loans on the face of the balance sheet, with details of the components of loans held for sale and loans held for investment in Note 5 Loans. In the 2008 financial statements we present loans held for sale and loans held for investment on the face of the balance sheet. In Note 5 Loans, we provide a break down of community bank loans and wholesale loans within loans held for investment and loans held for sale.

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

Dividend Restriction.  The regulations under which our significant subsidiaries operate require maintaining certain capital levels. Accordingly, such regulations may limit the amount of dividends paid by the Bank or by UW Trust to the holding company or by the holding company to shareholders.

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

The estimated fair value of MSRs is determined by reference to the discounted future servicing income, as stratified in accordance with one or more predominant risk characteristics of the underlying loans. The Company stratifies its MSRs by product type, interest rate and investor to reflect the predominant risk characteristics. To determine the estimated fair value of MSRs, the Company uses a valuation model that calculates the present value of discounted future cash flows. In using this valuation model, the Company incorporates assumptions that market participants would use in estimating future net servicing income, which includes estimates of the cost of servicing per loan, including incremental interest cost of servicer advances, foreclosure expenses and losses, the discount rate, float value, an inflation rate, ancillary income per loan, prepayment speeds and default rates. For purposes of performing an impairment analysis on MSRs, the Company estimates fair value using the following primary assumptions: average prepayment speeds of 13.6 CPR, (Constant Prepayment Rate, a prepayment speed measurement) ranging from 1.3 CPR to 43.3 CPR; an average discount rate of 11.56%; with discount rates ranging from 11.00% to 47.12%; and average delinquency of 8.09%, with default rates ranging from 0% to 100%. At December 31, 2008, the Company’s residential servicing portfolio consists of seasoned loans with an approximate 10.6 year average age, an average balance of $58,000 and a weighted average note rate of 7.23%

United Western Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

MSRs are evaluated for impairment base on the factors discussed in the paragraph above. If temporary impairment exists within a risk stratification tranche, a valuation allowance is established through a charge to income equal to the amount by which the carrying value exceeds the fair value. If it is later determined that all or a portion of the temporary impairment no longer exists for a particular tranche, the valuation allowance is reduced through a credit to noninterest expense.

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

Income from Discontinued Operations, net of Income Taxes. Income from discontinued operations, net of income taxes for 2008, 2007 and 2006 includes the results of UW Trust Company, which is discussed in Note 28 “Subsequent Events - Discontinued Operations – Sale of UW Trust Company Assets.”  Income from discontinued operations, net of income taxes, for 2006 also includes the results of Matrix Bancorp Trading, Inc, which is discussed in Note 23 “Discontinued Operations – Sale of Assets of Matrix Bancorp Trading, Inc.,” and the results of ABS School Services, LLC, which is discussed in Note 24 “Discontinued Operations – Sale of ABS School Services, LLC.”

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

United Western Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Income Per Common Share.  Effective January 1, 2009, the Company adopted FASB Staff Position (“FSP”) Emerging Issues Task Force (“EITF”) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.”  FSP EITF 03-6-1 provides that unvested share-based payment awards that contain non-forfeitable rights to dividend equivalents, whether paid or unpaid, are participating securities and shall be included in the computation of earnings per share pursuant to the “two-class” method as specified in SFAS No. 128, “Earnings Per Share.”  The two-class method is an earnings allocation methodology that determines earnings per share separately for each class of stock and participating security.   Participants in our equity compensation plan who are granted restricted stock are allowed to retain cash dividends paid on nonvested shares, and therefore, the Company’s nonvested restructured stock awards qualify as participating securities under FSP EITF 03-6-1.  All previously reported earnings per common share data has been retrospectively adjusted to conform to the new computation methodology.

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

United Western Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)
3.  Net Income Per Share

The following table sets forth the calculation of earnings per share, as adjusted for FSP EITF 03-6- 1. Earnings allocable to participating securities were included with income from continuing operations:

	Years Ended December 31,
	2008	2007	2006
	(Dollars in thousands)

Income from continuing operations	$10,125	$10,153	$10,379
(Loss) income from discontinued operations	(173)	(12)	1,277
Net income	$9,952	$10,141	$11,656

Earnings allocable to participating securities	(147)	(60)	–
Net income for earnings per share	$9,805	$10,081	$11,656

Denominator:
Weighted average shares outstanding	7,164,250	7,247,636	7,791,516
Effect of dilutive securities:
Common stock options	348	8,848	–
Denominator for net income per share, assuming dilution	7,164,598	7,256,484	7,791,516

Stock options for 1,034,187, 880,332 and 730,674 shares of common stock were not considered in computing diluted earnings per common share for 2008, 2007 and 2006, respectively, because they were antidilutive.

4.  Investment Securities

Investment securities available for sale were as follows:

	December 31, 2008				December 31, 2007
		Gross				Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
	(Dollars in thousands)
Mortgage-backed securities – agency	$15,804	$47	$(223)	$15,628	$3,272	$13	$(35)	$3,250
Mortgage-backed securities – private	47,386	–	(31,452)	15,934	47,413	–	(4,160)	43,253
Collateralized mortgage obligations – private	32,017	–	(4,229)	27,788	40,601	184	(53)	40,732
SBA securities	226	–	(3)	223	442	–	(1)	441
Total	$95,433	$47	$(35,907)	$59,573	$91,728	$197	$(4,249)	$87,676

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

United Western Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

In 2006, the Company was active in the securitization of the guaranteed portion of SBA loans into SBA securities and the subsequent sale of such securities. During 2006, the Company realized net gains from sale of SBA securities of $132,000. In 2006, management reclassified SBA securities from trading assets to held to maturity as management determined it had the intent and ability to hold such securities until maturity. Upon transfer the Company recognized a loss to reduce the fair value of the individual trading securities to the lower of cost or fair value of $361,000. The net loss for 2006 of $229,000 is included in loss on trading securities in the consolidated statements of income for the year ended December 31, 2006.

Investment securities held to maturity were as follows:

	December 31, 2008				December 31, 2007
		Gross				Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
	(Dollars in thousands)
Mortgage-backed securities – private	$166,733	$2,535	$(30,664)	$138,604	$187,922	$819	$(1,286)	$187,455
Collateralized mortgage obligations – private	278,633	–	(38,252)	240,381	323,316	598	(3,742)	320,172
SBA securities	53,098	–	(2,557)	50,541	62,867	–	(2,185)	60,682
Total	$498,464	$2,535	$(71,473)	$429,526	$574,105	$1,417	$(7,213)	$568,309

The amortized cost and estimated fair value of investment securities by contractual maturity at December 31, 2008 are as follows:

	Available for Sale		Held to Maturity
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(Dollars in thousands)
SBA securities
Within 1 year	$–	$–	$–	$–
Over 1 year through 5 years	–	–	480	453
After 5 years through 10 years	–	–	30,869	29,451
Over 10 years	226	223	21,749	20,637
Subtotal	226	223	53,098	50,541
Mortgage-backed securities
After 5 years through 10 years	953	971	–	–
Over 10 years	93,292	58,379	445,366	378,985
Subtotal	94,245	58,350	445,366	378,985
Total	$94,471	$59,573	$498,464	$429,526

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

United Western Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

The following table presents information pertaining to securities available for sale and held to maturity with gross unrealized losses aggregated by investment category and length of time that individual securities have been in continuous loss position as follows:

	December 31, 2008				December 31, 2007
	Less than 12 Months		12 Months or More		Less than 12 Months		12 Months or More
	Estimated		Estimated		Estimated		Estimated
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses	Value	Losses
	(Dollars in thousands)
Mortgage-backed securities – agency, available for sale	$9,826	$(146)	2,543	$(77)	$653	$(7)	$1,939	$(28)
Mortgage-backed securities – private, available for sale	–	–	15,934	(31,452)	43,253	(4,160)	–	-
Collateralized mortgage obligations – private, available for sale	23,018	(3,497)	4,769	(732)	7,272	(36)	7,619	(17)
SBA securities, available for sale	147	(3)	–	-	261	(1)	–	-
Mortgage-backed securities – private, held to maturity	54,236	(11,104)	55,793	(19,560)	36,789	(396)	70,130	(890)
Collateralized mortgage obligations – private, held to maturity	71,450	(21,519)	169,069	(16,733)	85,011	(290)	128,717	(3,452)
SBA securities, held to maturity	–	–	50,541	(2,557)	43,613	(1,391)	17,069	(794)
Total	$158,677	$(36,269)	$298,649	$(71,111)	$216,852	$(6,281)	$225,474	$(5,181)

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

United Western Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

During 2008, the Company incurred an other-than-temporary impairment write-down on two, private, held-to-maturity, collateralized mortgage obligations, which had an amortized cost of $9.4 million. The securities were written down to the estimated fair value of $5.3 million, representing an other-than-temporary impairment charge of $4.1 million. All principal and interest payments have been made to date in accordance with the terms of each security. Although the securities have continued to perform in accordance with their terms, the securities were other-than-temporarily impaired based on the extent and duration of the decline in fair value below amortized cost given consideration to liquidity in the marketplace at the time and uncertainty of a recovery of expected future cash flows. The charge is included in the statements of income in noninterest income. At the time of the impairment, these securities were unlike other securities in our securities portfolio. In reviewing and analyzing the cash flow model reports we received from the third party that prepares fair value estimates, in comparison to all other securities owned by the Company that have been subject to our analysis, no other securities had on a percentage basis a magnitude of potential loss of principal and interest that is equal to the amounts forecasted for these securities. In addition, the timing and the probability of the potential losses was nearer in time and higher when compared to other securities. The combination of factors taken as a whole, caused management to conclude the securities were other-than-temporarily impaired. At December 31, 2008 based on management’s review of the analysis performed by our independent third party, these securities did not indicate further impairment. The other securities that were analyzed as of December 31, 2008 by the independent third party indicated the probability of principal loss was remote and thus management concluded that there is no other-than-temporary impairment on the remaining securities.

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

6.  Premises and Equipment

Premises and equipment consist of the following:

	December 31,
	2008	2007
	(Dollars in thousands)
Land	$4,909	$3,480
Buildings	14,081	7,818
Leasehold improvements	1,063	850
Office furniture and equipment	10,395	8,923
	30,448	21,071
Less accumulated depreciation	7,084	5,781
Premises and equipment, net	$23,364	$15,290

Included in occupancy and equipment expense is depreciation expense of premises and equipment of approximately $1,508,000, $1,202,000 and $1,861,000 for the years ended December 31, 2008, 2007, and 2006, respectively.

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

The estimated aggregate amortization of the Company’s MSR’s for each of the next five years ending December 31, 2009, 2010, 2011, 2012, and 2013 is $2,956,000, $2,262,000, $1,903,000, $1,609,000 and 1,358,000, respectively. The estimated amortization is based on several assumptions as of December 31, 2008 with the most significant being the anticipated prepayment speeds of the underlying mortgages. The actual prepayment speeds of the underlying mortgage loans may differ materially from the estimated prepayment speed, so that the actual amortization may be significantly different than the amounts estimated.

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

Contractual maturities of certificate accounts as of December 31, 2008 are as follows:

	Under 12 months	12 to 36 months	36 to 60 months	Total
	(Dollars in thousands)
0.00-0.99%	$496	$–	$–	$496
1.00-1.99%	3,180	–	–	3,180
2.00-2.99%	31,532	567	–	32,099
3.00-3.99%	40,221	1,486	–	41,707
4.00-4.99%	56,853	1,159	5,787	63,799
5.00-5.99%	191	–	–	191
	$132,473	$3,212	$5,787	$141,472

United Western Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)
The following table presents concentrations of deposits at the Bank for the periods presented:

	December 31, 2008	December 31, 2007
	(Dollars in thousands)
UW Trust Company	$31,915	$110,978
Matrix Financial Solutions, Inc.	203,329	236,435
Legent Clearing LLC	120,178	163,527
Other Deposit Concentrations	1,130,860	772,212

UW Trust Company – represents fiduciary assets under administration by UW Trust, a wholly owned subsidiary of the Company, that are in NOW, demand and money market accounts. As a result of the sale of UW Trust assets, which is discussed in Note 28. Subsequent Events – Discontinued Operations – Sale of UW Trust Company Assets, the amounts included in the table above represent retrospective disclosure of the amount of deposits at the Bank from UW Trust. Included in this balance at UW Trust is a series of accounts for one life settlement agent for special asset acquisitions and administration with a balance of $30,404,000 and $103,830,000 at December 31, 2008 and December 31, 2007, respectively.  In the fourth quarter of 2007, management elected to restructure this relationship and terminate certain elements of business with respect to this large life settlement agent account, which has caused the decline in this balance and overall in the UW Trust deposits.

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

Other Deposit Concentrations – represents deposit funds from six and three institutional relationships maintained by the Bank as of December 31, 2008 and 2007, respectively. Management has identified institutional deposits as an important source of liquidity and was able to increase number of relationships and volume of deposits during 2008. As a result of the sale of UW Trust assets, which is discussed in Note 28. Subsequent Events – Discontinued Operations – Sale of UW Trust Company Assets, the following represents retrospective disclosure of the amount of deposits that are concentrated in one institutional relationship. Included in other deposit concentrations is one institutional relationship with balances of $822,849,000 and $749,499,000 at December 31, 2008 and 2007, respectively.

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

United Western Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

On June 30, 2005, Matrix Bancorp Capital Trust VIII (“Trust VIII”), a Delaware business trust formed by the Company, completed the sale of $7,500,000 of preferred securities bearing a fixed rate (5.86%) through the interest payment date in July 2010, and then a floating rate (three-month LIBOR plus 1.69%). Trust VIII also issued common securities to the Company and used the net proceeds from the offering to purchase $7,732,000 in principal amount of fixed rate (5.86%) through the interest payment date in July 2010, then a floating rate (three-month LIBOR plus 1.69%) junior subordinated debentures of the Company due July 7, 2035. The preferred securities accrue and pay distributions quarterly at the rate as described above of the stated liquidation amount of $1,000 per preferred security. The Company has fully and unconditionally guaranteed all of the obligations of Trust VIII under the preferred securities. The guarantee covers the quarterly distributions and payments on liquidation or redemption of the preferred securities, but only to the extent of funds held by Trust VIII. The preferred securities are mandatorily redeemable upon the maturity of the junior subordinated debentures or upon earlier redemption as provided in the indenture. The Company has the right to redeem the junior subordinated debentures, in whole or in part, on or after July 7, 2010, at a redemption price specified in the indenture plus any accrued but unpaid interest to the redemption date.

All of the junior subordinated debentures owed to unconsolidated subsidiary trusts mature in periods greater than five years from December 31, 2008.

12.  Income Taxes

The income tax provision consists of the following:

	Years ended December 31,
	2008	2007	2006
	(Dollars in thousands)
Current:
Federal	$6,696	$3,947	$5,252
State	1,249	828	910
Deferred:
Federal	(4,900)	(1,336)	(2,084)
State	(410)	(124)	(193)
Provision from continuing operations	$2,635	$3,315	$3,885
(Benefit) provision related to discontinued operations	$(99)	$(7)	$860

A reconciliation of the provision for income taxes with the expected income taxes based on income from continuing operations and the statutory federal income tax rate follows:

	Years ended December 31,
	2008	2007	2006
	(Dollars in thousands)
Expected income tax provision	$4,466	$4,714	$4,992
State income tax provision, net of federal benefit	356	458	466
Tax-exempt interest income	(328)	(339)	(459)
New Markets Tax Credits	(1,186)	(1,117)	(1,037)
Resolution of uncertain tax position	(454)	(474)	(198)
Other	(219)	73	121
Provision for income taxes	$2,635	$3,315	$3,885

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

	December 31,
	2008	2007
	(Dollars in thousands)
Deferred tax assets:
Allowance for loan and valuation losses	$10,645	$5,655
Deferred fees	2,457	1,859
Gain on sale of building	3,503	4,109
Stock based compensation	873	578
Unrealized loss on available for sale securities	13,601	1,373
Other	252	285
Total deferred tax assets	31,331	13,859

Deferred tax liabilities:
Mortgage servicing rights	(2,125)	(2,244)
New Markets Tax Credits	(2,537)	(2,025)
Installment gain on sale of interest in subsidiary	(82)	(223)
FHLB Dividends	(2,416)	(2,712)
Other	(71)	(93)
Total deferred tax liabilities	(7,231)	(7,297)
Net deferred tax asset	$24,100	$6,562

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

	2008	2007
	(Dollars in thousands)
Balance at January 1,	$726	$1,200
Additions based on tax positions related to the current year
Additions for tax positions of prior years	76	-
Reductions due to the statute of limitations	(454)	(474)
Balance at December 31,	$348	$726

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

United Western Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)
UW Trust Company.  As a Texas trust company, UW Trust is generally required to maintain minimum restricted capital of at least $1,000,000, and may be required to maintain additional capital if the Texas Banking Commissioner determines that it is necessary to protect the safety and soundness of UW Trust. At December 31, 2008, UW Trust was in compliance with capital requirements under Texas law.  See discussion of the sale of UW Trust assets, which is discussed in Note 28. Subsequent Events – Discontinued Operations – Sale of UW Trust Company Assets.

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

United Western Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)
A summary of the Company’s stock option activity and related information is as follows:

		Restricted Stock Awards Outstanding		Stock Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted Average Grant – Date of Fair Value	Number of Shares	Weighted Average Exercise Price
Outstanding at January 1, 2008	1,238,692	46,332	$23.63	899,583	$20.31
Granted	(240,544)	69,664	17.87	170,880	15.10
Director shares	(9,428)	–	–	–	–
Exercised	–	–	–	–	–
Forfeited or cancelled	38,587	(2,659)	21.43	(35,928)	22.70
Vested stock awards	–	(9,089)	23.63	–	–
Outstanding at December 31, 2008	1,027,307	104,248	$19.84	1,034,535	$19.37

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

United Western Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Stock-Based Compensation Expense

Stock-based compensation expense from continuing operations totaled $1,487,000 in 2008 and $1,012,000 in 2007 and $564,000 in 2006. Stock-based compensation expense is recognized ratably over the requisite service period for all awards. Stock-based compensation expense for 2008 was incurred as follows: $790,000 for stock options, $433,000 for non-vested stock awards, $139,000 for shares issued to the independent members of our board of directors, and $125,000 in connection with the Company’s Employee Stock Purchase Plan. Stock-based compensation expense for 2007 was incurred as follows: $760,000 for stock options, $102,000 for non-vested stock awards, $62,000 for shares issued to the independent members of our board of directors, and $88,000 in connection with the Company’s Employee Stock Purchase Plan. For 2006, stock-based compensation expense was incurred solely for stock options. The total income tax benefit recognized in the accompanying consolidated statements of income related to stock-based compensation was $306,000 in 2008, $396,000 in 2007 and $220,000 in 2006. Unrecognized stock-based compensation related to stock options totaled $2.2 million at December 31, 2008. At such date, the weighted-average period over which this unrecognized expense was expected to be recognized was 2.9 years. Unrecognized stock-based compensation expense related to non-vested stock awards was $1.7 million at December 31, 2008. At such date, the weighted-average period over which this unrecognized expense was expected to be recognized was 3.9 years.

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

15.  Defined Contribution Plan

The Company has a 401(k) defined contribution plan (“Plan”) covering all employees twenty-one years of age and older who have elected to participate in the Plan. Each participant may make pretax contributions to the Plan up to the lesser of the amount allowed by the Internal Revenue Code or 100% of such participant’s earnings. The Company matches 50% of participant contributions on the first 6% of compensation deferred, not to exceed 3% of the participant’s compensation. The Plan was amended in 2007 to provide for vesting of matching contributions over a three year period; 20% after one year, 40% after two years and 100% after three years. In prior years the Plan provided for vesting of matching contributions ratably over a five year period. The Company contributed approximately $375,000, $252,000 and $302,000 during the years ended December 31, 2008, 2007 and 2006, respectively, which were recorded in compensation and employee benefits expense in the consolidated statements of income.

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

Related Party Transactions

On September 29, 2006, the Company entered into a co-location license agreement (the “Agreement”) with Legent Clearing, LLC (“LC”) to share office space with LC located in Thornton, Colorado. The company uses the office as a business continuity site. The Agreement was renewed in 2007 and currently matures April 30, 2010 at $3,000 per month. The Bank also extended a $5 million line of credit (the “Loan”) to Legent Group, LLC (“LG”). LC is a wholly-owned subsidiary of LG. Because Guy A. Gibson, the Company’s Chairman of the Board and largest shareholder, founded LC in 2001, is currently an indirect 7% shareholder of LG and serves on LG’s Board of Directors, the Company’s Audit Committee (which is responsible for reviewing and approving all related party transactions) reviewed both the Agreement and the Loan. The Audit Committee determined that the monthly payments to LC pursuant to the Agreement were at market rates for the space to be used and, accordingly, that the terms of the Agreement are as fair as would have been obtained from an unaffiliated third party. The Audit Committee also determined that the Loan was fair and equitable and in the best interest of the Company. Based on these determinations, the Committee approved both transactions and waived any potential violations of the provisions of the Company’s Business Conduct and Ethics.

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

United Western Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)
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

United Western Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

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

The estimated fair value approximates carrying value for variable-rate loans that reprice frequently and with no significant change in credit risk. The fair value of fixed-rate loans and variable-rate loans which reprice on an infrequent basis is estimated by discounting future cash flows using the current interest rates at which similar loans with similar terms would be made to borrowers of similar credit quality.  An overall valuation adjustment is made for specific credit risks as well as general portfolio credit risk.

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

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(Dollars in thousands, except share data)
2008
Operations:
Net interest income before provision for credit losses	$20,847	$21,042	$19,886	$20,210
Provision for credit losses	2,373	2,203	2,132	1,891
Noninterest income	1,973	(1,228)	2,222	2,537
Noninterest expense	17,315	16,929	15,700	16,186
Income from continuing operations before income taxes	3,132	682	4,276	4,670
Income tax provision (benefit)	766	(807)	1,281	1,395
Income from continuing operations	$2,366	$1,489	$2,995	$3,275

Discontinued operations:
(Loss) Income from discontinued operations, net of income taxes	(334)	2	70	89
Net income	2,032	1,491	3,065	3,364

Net income per share data:
Basic	$0.28	$0.21	$0.42	$0.46
Diluted	$0.28	$0.21	$0.42	$0.46
2007
Operations:
Net interest income before provision for credit losses	$18,368	$17,856	$16,721	$15,897
Provision for credit losses	1,246	110	567	389
Noninterest income	2,667	4,154	2,769	3,433
Noninterest expense	15,418	18,988	15,813	15,866
Income from continuing operations before income taxes	4,371	2,912	3,110	3,075
Income tax provision	1,307	394	809	805
Income from continuing operations	$3,064	$2,518	$2,301	$2,270

Discontinued operations:
(Loss) Income from discontinued operations, net of income taxes	(81)	145	(59)	(17)
Net income	2,983	2,663	2,242	2,253

Net income per share data:
Basic	$0.41	$0.36	$0.31	$0.31
Diluted	$0.41	$0.36	$0.31	$0.31

United Western Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)
20.  Segments of the Company and Related Information

The Company has three reportable segments under SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information”: a thrift subsidiary, a custodial and administrative services subsidiary, and a mortgage banking subsidiary. The thrift is the Bank, our community banking subsidiary that provides lending and deposit services to its customers. On June 27, 2009, the Company completed the sale of certain assets of UW Trust as more fully discussed in Note 28.  The assets sold were associated with the custodial IRA and qualified employee benefit plan business lines of UW Trust.  Accordingly, only the custodial escrow, paying agent and trust administration lines of business remain for UW Trust, which management deems a core operation and thus UW Trust will continue to be included in segment reporting. The mortgage banking subsidiary, Matrix Financial, owns residential MSRs and services the mortgage loans underlying those MSRs. The remaining subsidiaries are included in the “all other” category for purposes of SFAS 131 disclosures and consists primarily of the parent company operations.

The Company evaluates performance and allocates resources based on operating profit or loss before income taxes. Accordingly, the information presented in this table is from continuing operations, which excludes the financial results of Matrix Bancorp Trading, Inc, as discussed in Note 23, and excludes the financial results of ABS School Services, LLC, as discussed in Note 24 and the operations of UW Trust related to certain assets they sold, as discussed in Note 28. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Transactions between affiliates, the resulting revenues of which are shown in the intersegment revenue category, are conducted at market prices (i.e., prices that would be paid if the companies were not affiliates).

For the years ended December 31:

		Custodial and
	Community	Advisory	Mortgage
	Banking	Services	Banking	All Others	Total
	(Dollars in thousands)
2008
Revenues from external customers:
Interest income	$113,419	$–	$1,353	$245	$115,017
Noninterest income	(1,181)	869	4,431	1,385	5,504

Intersegment revenues	830	157	733	(162)	1,558
Interest expense	29,426	–	23	3,583	33,032
Depreciation/amortization	1,277	21	2,477	368	4,143
Segment income (loss) from continuing operations before income taxes	20,187	330	(362)	(7,395)	12,760
Segment assets (a)	2,271,592	2,467	6,143	133,051	2,413,253

2007
Revenues from external customers:
Interest income	$119,608	$–	$1,573	$378	$121,559
Noninterest income	5,108	606	5,866	1,443	13,023

Intersegment revenues	771	139	1,471	(245)	2,136
Interest expense	47,722	–	42	4,953	52,717
Depreciation/amortization	951	15	3,326	399	4,691
Segment income (loss) from continuing operations before income taxes	21,873	108	618	(9,131)	13,468
Segment assets (a)	2,119,178	3,946	46,355	126,311	2,295,790

2006
Revenues from external customers:
Interest income	$113,429	$–	$1,267	$604	$115,300
Noninterest income	4,224	302	8,742	9,383	22,651

Intersegment revenues	704	191	1,943	598	3,436
Interest expense	53,485	–	53	6,245	59,783
Depreciation/amortization	582	13	5,701	1,375	7,671
Segment income (loss) from continuing operations before income taxes	20,734	(22)	(718)	(5,730)	14,264
Segment assets (a)	2,192,349	2,291	49,813	166,955	2,411,408

(a) See reconciliation to total consolidated assets in the following table.

United Western Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

	2008	2007	2006
	(Dollars in thousands)
Revenues for year ended December 31:
Interest income for reportable segments	$114,772	$121,181	$114,696
Noninterest income for reportable segments	4,119	11,580	13,268
Intersegment revenues for reportable segments	1,720	2,381	2,838
Other revenues	1,468	1,576	10,585
Elimination of intersegment revenues	(1,558)	(2,136)	(3,436)
Total consolidated revenues	$120,521	$134,582	$137,951

Income (loss) for year ended December 31:
Total income for reportable segments	$20,155	$22,599	$19,994
Other (loss)	(7,941)	(10,307)	616
Elimination of intersegment income (loss)	546	1,176	(6,346)
Income before income taxes	$12,760	$13,468	$14,264

Assets as of December 31:
Total assets for reportable segments	$2,280,202	$2,169,479	$2,244,453
Other assets	133,051	126,311	166,955
Elimination of intersegment receivables	(23,421)	(43,479)	(22,524)
Other intersegment eliminations	(130,403)	(155,752)	(232,336)
Total consolidated assets	$2,259,429	$2,096,559	$2,156,548

Other Significant Items for the year ended December 31:
Depreciation/amortization expense:
Segment totals	$3,775	$4,292	$6,296
Other and intersegment adjustments	368	399	1,375
Consolidated totals	$4,143	$4,691	$7,671

Interest expense:
Segment totals	$29,449	$47,764	$53,538
Other and intersegment adjustments	3,583	4,953	6,245
Consolidated totals	$33,032	$52,717	$59,783

United Western Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)
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

28.  Subsequent Events - Discontinued Operations – Sale of UW Trust Company Assets

On June 27, 2009, the Company completed the sale of certain assets of UW Trust Company to Equity Trust Company and its affiliate, Sterling Administrative Services, LLC (together, the “Buyers”), for a purchase price of $61.4 million, subject to adjustment as provided for in the definitive purchase agreement governing the transaction.  The assets sold were associated with the custodial IRA and qualified employee benefit plan businesses of UW Trust. Under the terms of the sale, UW Trust received 25% of the purchase price in cash, $15.3 million, and financed the remaining 75% through a purchase money note, $46.0 million. The purchase money note is collateralized by all the assets acquired by the Buyers as well as a pledge of the subaccounting agreement inclusive of all contract rights and fees relating to them.  The note provides for level principal payments over the seven year term and may be prepaid without penalty at any time.  The rate of interest is the prime rate, currently 3.25%, with a floor and a cap of 2.25% and 4.25%, respectively.  Management engaged a third party to assess the value of the purchase money note received from the sale and concluded that a discount of 4.2% was required to reflect the fair value of the note.  Accordingly, the gain on sale was reduced by $1.9 million, which will be amortized into income as a yield adjustment on the note over its term. In connection with the sale, Sterling Trust, has changed its name to UW Trust Company, and will retain and continue to operate its custodial escrow and paying agent lines of business.

United Western Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

As a result of the sale, the Company recorded an after tax gain on the sale of approximately $36.1 million for the three and six months ended June 30, 2009, which is included in discontinued operations for the same periods.  The operating results associated with the sale of UW Trust assets have been retrospectively presented as discontinued operations beginning January 1, 2006.  The operating results of UW Trust previously included in the Company’s custodial and advisory services segment, and now included in income from discontinued operations, net of income taxes are presented in the table below.

	Years Ended December 31,
	2008	2007	2006
	(Dollars in thousands, except share information)
Noninterest income	$9,357	$7,960	$6,540
Noninterest expense	9,629	7,979	7,298
Operating (loss) before taxes from discontinued operations	(272)	(19)	(758)
Income tax benefit	(99)	(7)	(292)
Loss from discontinued operations, net of income taxes	$(173)	$(12)	$(466)

Loss from discontinued operations of UW Trust Company, per share – basic	$(0.02)	(0.00)	$(0.06)
Loss from discontinued operations of UW Trust Company, per share – assuming dilution	$(0.02)	(0.00)	$(0.06)

Premises and equipment with a book value of $2,596,000, and $1,659,000 at December 31, 2008 and December 31, 2007, respectively, were included in other assets and carried at the lower of cost or fair value.  These assets were sold to the Buyers in connection with the sale of UW Trust assets.