Form 10-Q/A
period 2009-03-31
UNITED WESTERN BANCORP INC
filed 2009-08-10
CIK 944725

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ Ö ] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T §of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes [ Ö ] No [  ]

(Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer [  ]  Accelerated filer [Ö ]  Non-accelerated filer [  ] Smaller reporting company [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange
Act).  Yes [  ] No [ Ö ]

Number of shares of Common Stock ($0.0001 par value) outstanding at the close of business on May 8, 2009 was 7,260,871 shares.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (the “Amendment”) to the Quarterly Report on Form 10-Q, originally filed with the Securities and Exchange Commission (the “SEC”) on May 11, 2009 (the “Original Filing”), of United Western Bancorp, Inc. (the “Company”) is being filed to retrospectively present discontinued operations related to the sale of assets by UW Trust Company, formerly known as Sterling Trust Company, a wholly owned subsidiary of the Company, in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  In addition, income per share data for all periods presented has been retrospectively adjusted to reflect the adoption of FASB Staff Position (“FSP”) Emerging Issues Tax Force (“EITF”) 03-06-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities.”  Presentation of discontinued operations did not impact net income, or the Consolidated Statement of Shareholders’ Equity, for any period presented herein.  Presentation of discontinued operations did impact the presentation of the Consolidated Balance Sheets to reclassify as of March 31, 2009 and December 31, 2008, assets held for sale that were previously reported as premises and equipment as other assets and total assets due to a reclassification related to deferred income taxes and income tax payable related to discontinued operations.  Also, amounts were reclassified in each of the Consolidated Statements of Income and the Consolidated Statements of Cash Flows from operations to discontinued operations.  The Company has also included currently-dated certifications from the Company’s chief executive officer, chief financial officer, and chief accounting officer as required by Exchange Act Rule 13a-14(a) or Rule 15d-14(a).

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

Part I – Financial Information
Item 1. Financial Statements – (Unaudited)
United Western Bancorp, Inc. and Subsidiaries
Consolidated Balance Sheets
(Unaudited)
(Dollars in thousands, except share information)

	March 31,	December 31,
	2009	2008
Assets
Cash and due from banks	$87,920	$22,332
Interest-earning deposits	374	548
Total cash and cash equivalents	88,294	22,880
Investment securities – available for sale, at fair value	59,149	59,573
Investment securities – – held to maturity (fair value March 31, 2009 – $403,901, December 31, 2008 – $429,526)	479,321	498,464
Loans held for sale – at lower of cost or fair value	292,851	291,620
Loans held for investment	1,227,518	1,249,484
Allowance for credit losses	(20,084)	(16,183)
Loans held for investment, net	1,207,434	1,233,301
FHLBank stock, at cost	29,140	29,046
Mortgage servicing rights, net	8,714	9,496
Accrued interest receivable	7,778	8,973
Other receivables	16,966	15,123
Premises and equipment, net	24,583	23,364
Bank owned life insurance	25,467	25,233
Other assets, net	12,679	13,839
Deferred income taxes	23,979	24,100
Foreclosed real estate	3,752	4,417
Total assets	$2,280,107	$2,259,429

Liabilities and shareholders’ equity
Liabilities:
Deposits	$1,735,642	$1,724,672
Custodial escrow balances	44,090	29,697
FHLBank borrowings	216,693	226,721
Borrowed money	117,413	119,265
Junior subordinated debentures owed to unconsolidated subsidiary trusts	30,442	30,442
Income tax payable	3,156	1,140
Other liabilities	25,651	25,543
Total liabilities	2,173,087	2,157,480

Commitments and contingencies (Note 16)

Shareholders’ equity:
Preferred stock, par value $0.0001; 5,000,000 shares authorized;
no shares outstanding	–	–
Common stock, par value $0.0001; 50,000,000 shares authorized; issued and
7,253,113 shares at March 31, 2009 and
7,253,391 shares at December 31, 2008 outstanding, respectively	1	1
Additional paid-in capital	24,200	23,856
Retained earnings	103,191	100,348
Accumulated other comprehensive loss	(20,372)	(22,256)
Total shareholders’ equity	107,020	101,949
Total liabilities and shareholders’ equity	$2,280,107	$2,259,429
See accompanying notes to consolidated financial statements.

United Western Bancorp, Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)
(Dollars in thousands, except share information)
	Quarter Ended
	March 31,
	2009	2008
Interest and dividend income:
Community bank loans	$14,341	$13,425
Wholesale residential loans	4,699	5,645
Other loans	70	1,188
Investment securities	6,901	8,652
Deposits and dividends	113	570
Total interest and dividend income	26,124	29,480

Interest expense:
Deposits	3,282	3,712
FHLBank borrowings	2,381	3,793
Other borrowed money	1,786	1,765
Total interest expense	7,449	9,270

Net interest income before provision for credit losses	18,675	20,210
Provision for credit losses	4,181	1,891
Net interest income after provision for credit losses	14,494	18,319

Noninterest income:
Custodial, administrative and escrow services	116	274
Loan administration	1,157	1,456
Gain on sale of loans held for sale	48	182
Gain on sale of investment in Matrix Financial Solutions, Inc.	3,567	–
Other	811	625
Total noninterest income	5,699	2,537

Noninterest expense:
Compensation and employee benefits	6,255	6,263
Subaccounting fees	3,440	5,215
Amortization of mortgage servicing rights	795	709
Lower of cost or fair value adjustment on loans held for sale	(577)	412
Occupancy and equipment	792	649
Postage and communication	223	210
Professional fees	1,096	511
Mortgage servicing rights subservicing fees	368	441
Other general and administrative	2,763	1,777
Total noninterest expense	15,155	16,187

Income from continuing operations before income taxes	5,038	4,669
Income tax provision	1,553	1,395
Income from continuing operations	3,485	3,274
Discontinued operations:
Discontinued operations, net of tax	(209)	90
Net income	$3,276	$3,364

Income from continuing operations per share – basic and diluted	$0.48	$0.45
Income from discontinued operations per share – basic and diluted	(0.03)	0.01
Net income per share – basic and diluted	$0.45	$0.46

Weighted average shares – basic and diluted	7,156,234	7,217,399

Dividends declared per share	$0.06	$0.06
See accompanying notes to consolidated financial statements.

United Western Bancorp, Inc. and Subsidiaries
Consolidated Statements of Shareholders’ Equity
(Unaudited)
(Dollars in thousands, except share information)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive		Comprehensive
	Shares	Amount	Capital	Earnings	Income (loss)	Total	Income
Three months Ended
March 31, 2009
Balance at January 1, 2009	7,253,391	$1	$23,856	$100,348	$(22,256)	$101,949
Dividends paid ($0.06 per share)	-	-	-	(433)	-	(433)
Issuance of stock to directors	4,085	-	38	-	-	38
Restricted stock grants, net	(4,363)	-	-	-	-	-
Share-based compensation expense	-	-	306	-	-	306
Comprehensive income:
Net income	-	-	-	3,276	-	3,276	$3,276
Net unrealized holding gains, net of income tax provision of $1,176	-	-	-	-	1,884	1,884	1,884
Comprehensive income	-	-	-	-	-	-	$5,160
Balance at March 31, 2009	7,253,113	$1	$24,200	$103,191	$(20,372)	$107,020

See accompanying notes to consolidated financial statements.

United Western Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2009	2008
Cash flows from continuing operating activities
Net Income	$3,276	$3,364
Loss (income) from discontinued operations, net of income taxes	209	(90)
Adjustments to reconcile income to net cash from operating activities:
Share-based compensation expense	332	273
Depreciation and amortization	449	340
Provisin for credit losses	4,181	1,891
Amortization of mortgage servicing rights	795	709
Lower of cost or fair value adjustment on loans held for sale	(577)	412
Gain on sale of loans held for sale	(48)	(182)
Gain on sale of investment in Matrix Financial Solutions, Inc.	(3,567)	–
Net loss on sale of assets, equipment and foreclosed real estate	238	34
Changes in assets and liabilities:
Loans originated and purchased for sale	(10,421)	(10,129)
Principal payments on, and proceeds from sale of loans held for sale	9,292	32,133
Originated mortgage servicing rights, net	–	(37)
Increase in other receivables, other assets, deferred income taxes	(1,281)	(3,230)
Increase(decrease) in other liabilities and income tax payable	1,377	(2,983)
Net cash from continuing operating activities	4,255	22,505

Cash flows from continuing investing activities
Loans originated and purchased for investment	(131,924)	(191,494)
Principal repayments on loans held for investment	152,664	101,257
Proceeds from sale of cost method investment	4,317	–
Proceeds from maturity and prepayment of available for sale securities	3,462	3,478
Purchase of held to maturity securities	–	(1,463)
Proceeds from the maturity and prepayment of held to maturity securities	19,143	19,263
Purchases of premises and equipment	(1,650)	(2,059)
Proceeds from sale of foreclosed real estate	1,896	994
Net cash from continuing investing activities	47,908	(70,024)

Continued

United Western Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows – continued
(Unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2009	2008

Cash flows from continuing financing activities
Net increase in deposits	$10,970	$42,390
Net increase in custodial escrow balances	14,393	17,309
Net decrease in FHLBank borrowings	(10,028)	(7,326)
Borrowed money – proceeds from repurchase agreements	(1,852)	773
Repurchase of common stock	–	(226)
Dividends paid	(433)	(436)
Net cash from continuing financing activities	13,050	52,484

Cash flows from discontinued operations:
Operating cash flows	244	515
Investing cash flows	(43)	(271)
Financing cash flows	-	-
Net cash flows from discontinued operations	201	244

Increase in cash and cash equivalents	65,414	5,209
Cash and cash equivalents at beginning of the period	22,880	40,806
Cash and cash equivalents at end of the period	$88,294	$46,015

Supplemental disclosure of non-cash activity
Loans transferred to foreclosed real estate and other assets	$1,469	$2,143
Loans securitized and transferred to securities available for sale	$–	$18,003
Issuance of common stock to directors	$38	$–

Supplemental disclosure of cash flow information
Cash paid for interest	$7,001	$9,120
Cash paid for income taxes	$290	$35

See accompanying notes to consolidated financial statements.

United Western Bancorp, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
March 31, 2009

1. Basis of Presentation and Significant Accounting Policies

United Western Bancorp, Inc. (the “Company”) is a unitary thrift holding company and, through its subsidiaries, a diversified financial services company headquartered in Denver, Colorado. The Company’s operations are conducted primarily through United Western Bank® (the “Bank”), UW Trust Company (“UW Trust”), formerly known as Sterling Trust Company, Matrix Financial Services Corporation (“Matrix Financial”), and UW Investment Services, Inc. (“UW Investment”) all of which are wholly owned subsidiaries of the Company.

Through the Bank, we are focused on expanding our community-based banking network across Colorado’s Front Range market and selected mountain communities by strategically positioning banking offices in those locations. The Colorado Front Range area spans the Eastern slope of Colorado’s Rocky Mountains – from Pueblo to Fort Collins, and includes the metropolitan Denver marketplace. At March 31, 2009 the Bank had seven branches in the Colorado Front Range marketplace (downtown Denver, Boulder, Cherry Creek, Loveland, Fort Collins, Longmont, and South Denver) and a loan production office serving Aspen and the Roaring Fork Valley. We opened a banking office in Centennial in April 2009. We plan to grow the Bank network to an estimated ten to twelve community bank locations over the next three to five years. We originate SBA loans on a national basis. In addition to the community-based banking operations of the Bank, we also offer deposit services to institutional customers, as well as custodial, administration and escrow services through UW Trust.

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

Reclassifications

Certain reclassifications have been made to the consolidated financial statements and related notes for prior quarters to conform to the current quarter’s presentation including the effects of discontinued operations.  See Note 17 – Discontinued Operations, to the consolidated financial statements for a discussion of the impact of the sale of UW Trust assets.

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

2. Net Income Per Share

The following table sets forth the calculation of earnings per share.  There were no dilutive securities for any period presented.  Earnings allocable to participating securities were included with income from continuing operations:

	Quarter Ended March 31,
	2009	2008
	(Dollars in thousands)

Income from continuing operations	$3,485	$3,274
(Loss) income from discontinued operations	(209)	90
Net Income	$3,276	$3,364

Earnings allocable to participating securities	(51)	(25)
Net income for earnings per share	$3,225	$3,339
Weighted average shares – basic and diluted	7,156,234	7,217,399

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

The following table presents information pertaining to securities available for sale and held to maturity with gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous loss position as follows:

	March 31, 2009				December 31, 2008
	Less than 12 months		12 months or more		Less than 12 months		12 months or more
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(Dollars in thousands)
Mortgage-backed securities - agency, available for sale	$4,241	$(50)	$3,652	$(41)	$9,826	$(146)	$2,543	$(77)
Mortgage-backed securities - private, available for sale	–	–	18,327	(29,048)	–	–	15,934	(31,452)
Collateralized mortgage obligations-private, available for sale	3,928	(60)	22,449	(3,746)	23,018	(3,497)	4,769	(732)
SBA securities, available for sale	–	–	175	(4)	147	(3)	–	-
Mortgage-backed securities-private, held to maturity	19,703	(5,735)	81,116	(29,608)	54,236	(11,104)	55,793	(19,560)
Collateralized mortgage obligations-private, held to maturity	41,198	(13,123)	186,136	(26,176)	71,450	(21,519)	169,069	(16,733)
SBA securities, held to maturity	–	–	48,408	(2,576)	–	–	50,541	(2,557)
Total	$69,070	$(18,968)	$360,263	$(91,199)	$158,677	$(36,269)	$298,649	$(71,111)

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

4. Loans Held for Sale

Loans held for sale consist of the following:

	March 31, 2009	December 31, 2008
	(Dollars in thousands)
Community bank loans:
Commercial real estate	$53,345	$49,031
Multifamily	29,083	29,074
SBA originated, guaranteed portions	7,290	5,370
Purchase premiums, net	169	177
Wholesale loans:
Residential	206,451	212,083
Repurchase premiums, net	1,312	1,352
	297,650	297,087
Less valuation allowance to reduce loans held for sale to the lower of cost or fair value	4,799	5,467
Loans held for sale, net	$292,851	$291,620

Activity in the valuation allowance to carry loans held for sale at the lower of cost or fair value is summarized as follows:

	Three months Ended
	March 31, 2009	March 31, 2008
	(Dollars in thousands)
Balance at beginning of period	$5,467	$3,021
Provision/(benefit) to reduce/(increase) the carrying value of loans held for sale to the lower of cost or fair value	(577)	412
Charge-offs	(91)	(55)
Balance at end of period	$4,799	$3,378

5. Loans Held for Investment

Loans held for investment consist of the following:

	March 31, 2009	December 31, 2008
	(Dollars in thousands)

Community bank loans:
Commercial real estate	$411,296	$434,399
Construction and development	410,515	401,009
Commercial	118,377	134,435
Multifamily	19,431	20,381
Consumer	73,396	49,440
Premium, net	200	216
Unearned fees, net	(3,491)	(3,565)
Wholesale loans:
Residential	117,809	125,630
SBA purchased, guaranteed portions	73,112	80,110
Premium on SBA purchased, guaranteed portions	6,542	7,084
Premium, discount, net	331	345
	1,227,518	1,249,484
Less allowance for credit losses	20,084	16,183
Loans held for investment, net	$1,207,434	$1,233,301

Activity in the allowance for credit losses on loans held for investment is summarized as follows:

	Three months Ended
	March 31, 2009	March 31, 2008
Balance at beginning of period	$16,183	$8,000
Provision for credit losses	4,181	1,891
Charge-offs	(289)	(198)
Recoveries	9	-
Balance at end of period	$20,084	$9,693

The following lists information related to nonperforming loans held for investment and held for sale:

	March 31, 2009	December 31, 2008
	(Dollars in thousands)
Loans on nonaccrual status in the held for investment portfolio	$23,799	$8,647
Loans on nonaccrual status in the held for sale portfolio	14,629	13,252
Total nonperforming loans	$38,428	$21,899

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

The Company’s servicing portfolio (excluding subserviced loans), is comprised of the following:

	March 31, 2009		December 31, 2008
		Principal		Principal
	Number	Balance	Number	Balance
	of Loans	Outstanding	of Loans	Outstanding
	(Dollars in thousands)
Freddie Mac	1,569	$60,510	1,666	$63,205
Fannie Mae	5,557	294,608	5,842	308,019
Ginnie Mae	4,382	237,580	4,747	251,435
VA, FHA, conventional and other loans	3,479	271,473	3,550	279,091
Total servicing portfolio	14,987	$864,171	15,805	$901,750

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

7. Deposits

Deposit account balances are summarized as follows:

	March 31, 2009			December 31, 2008
			Weighted			Weighted
			Average			Average
	Amount	Percent	Rate	Amount	Percent	Rate

Savings accounts	$332	0.02%	0.25%	$299	0.02%	0.25%
NOW and DDA accounts	606,782	34.96	0.17	624,064	36.18	0.17
Money market accounts	953,743	54.95	0.69	958,837	55.60	0.79
Subtotals	1,560,857	89.93	0.49	1,583,200	91.80	0.55
Certificate accounts	174,785	10.07	3.30	141,472	8.20	3.53
Total deposits	$1,735,642	100.00%	0.77%	$1,724,672	100.00%	0.79%

The following table presents concentrations of deposits at the Bank for the periods presented:

	March 31, 2009	December 31, 2008
	(Dollars in thousands)
UW Trust Company	$3,517	$31,915
Matrix Financial Solutions, Inc.	231,015	203,329
Legent Clearing, LLC	115,886	120,178
Other Deposit Concentrations	1,112,729	1,130,860

UW Trust Company – represents fiduciary assets under administration by UW Trust Company, a wholly owned subsidiary of the Company, that are in NOW, demand and money market accounts. Included in this balance at UW Trust is a series of accounts for one life settlement agent for special asset acquisitions and administration with a balance of $488,000 and $30.4 million at March 31, 2009 and December 31, 2008, respectively. Management elected to restructure this relationship and terminate certain elements of business with respect to this large life settlement agent account. The restructured relationship will now allow the Company to pursue business in the same industry on a non-exclusive basis subject to approval by the Texas Department of Banking. During the three months of 2009, approximately $30 million of these deposits were withdrawn. Through UW Trust Company’s marketing efforts, growth in new accounts and the increase in uninvested cash in existing accounts offset $7 million of the withdrawn deposits.  See additional information concerning UW Trust, in Note 17, Subsequent Events.

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

Other Deposit Concentrations – represents deposit funds from six institutional relationships maintained by the Bank as of March 31, 2009 and December 31, 2008. Due to the UW Trust asset, sale discussed in Note 17 Subsequent Events – Discontinued Operations – Sale of UW Trust Assets, the custodial rights sold are presented retrospectively.  Accordingly, included in other deposit concentrations is one institutional relationship with balances of $825.5 million and $822.8 million at March 31, 2009 and December 31, 2008, respectively.

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

Employee Stock Purchase Plan

The Company has an employee stock purchase plan (“ESPP”). As of March 31, 2009, there were 145,005 ESPP Shares available for future issuance. The price at which ESPP Shares are sold under the ESPP is 85% of the lower of the fair market value per share of common stock on the enrollment date or the purchase date. It is presently estimated that 30,891 shares will be issued through the ESPP for 2009. The expenses associated with such share-based payments were $22,000 and $24,000, for the quarters ended March 31, 2009 and March 31, 2008, respectively.

13. Income Taxes

Income tax expense was as follows:

	Three months Ended March 31,
	2009	2008
	(Dollars in thousands)
Current income tax expense	$2,584	$1,896
Deferred income tax (benefit)	(1,031)	(501)
Income tax expense from continuing operations	$1,553	$1,395

Income tax (benefit) provision from discontinued operations	$(107)	$50

Effective tax rate	30.6%	30.1%	%

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

	Community Banking	Custodial and Advisory Services	Mortgage Banking	All Others	Total
		(Dollars in thousands)
Quarter ended March 31, 2009:
Revenues from external customers:
Interest income	$25,886	–	$211	$27	$26,124
Noninterest income	534	116	1,060	3,989	5,699
Intersegment revenues	47	21	39	(7)	100
Segment income (loss) before income taxes	3,431	(23)	(256)	1,886	5,038

Segment assets	2,258,898	1,991	5,567	13,053	2,279,509

Quarter ended March 31, 2008:
Revenues from external customers:
Interest income	$29,017	–	$357	$106	$29,480
Noninterest income	699	101	1,511	226	2,537
Intersegment revenues	327	206	37	(75)	495
Segment income (loss) before income taxes	6,439	518	15	(2,303)	4,669

Segment assets	2,117,200	1,704	8,648	18,337	2,145,889

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

16. Commitments and Contingencies

Commitments

The Company is a party to credit-related financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Such commitments involve, to a varying degree, elements of credit and interest-rate risk in excess of the amount recognized in the consolidated balance sheets.

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

17. Subsequent Events –Discontinued Operations – Sale of UW Trust Assets

On June 27, 2009, the Company completed the sale of certain assets of UW Trust Company to Equity Trust Company and its affiliate, Sterling Administrative Services, LLC (together, the “Buyers”), for a purchase price of $61.4 million, subject to adjustment as provided for in the definitive purchase agreement governing the transaction.  The assets sold were associated with the custodial IRA and qualified employee benefit plan businesses of UW Trust. Under the terms of the sale, UW Trust received 25% of the purchase price in cash, $15.3 million, and financed the remaining 75% through a purchase money note, $46.0 million. The purchase money note is collateralized by all the assets acquired by the Buyers as well as a pledge of the subaccounting agreement inclusive of all contract rights and fees relating to them.  The note provides for level principal payments over the seven year term and may be prepaid without penalty at any time.  The rate of interest is the prime rate, currently 3.25%, with a floor and a cap of 2.25% and 4.25%, respectively.  Management engaged a third party  to assess the value of the purchase money note received from the sale and concluded that a discount of 4.2% was required to reflect the fair value of the note.  Accordingly, the gain on sale was reduced by $1.9 million, which will be amortized into income as a yield adjustment on the note over its term.  In connection with the sale, Sterling Trust Company, has changed its name to UW Trust Company, and will retain and continue to operate its custodial escrow and paying agent lines of business.

As a result of the sale, the Company recorded an after tax gain on the sale of approximately $36.1 million for the three months and six months ended June 30, 2009. The operating results associated with the sale of UW Trust assets have been retrospectively presented as discontinued operations beginning January 1, 2008.  The operating results of UW Trust previously included in the Company’s custodial and advisory services segment, and now included discontinued operations are presented in the table below.

	Three Months Ended March 31,
	2009	2008
	(Dollars in thousands, except share information)
Noninterest income	$2,506	$2,286
Noninterest expense	2,822	2,146
Operating (loss) earnings before taxes from discontinued operations	(316)	140
Income tax (benefit) expense	(107)	50
(Loss) income from discontinued operations, net of income taxes	$(209)	$90

(Loss) income from discontinued operations of UW Trust Company
per share – basic and diluted	$(0.03)	0.01

Premises and equipment with a book value of $2,505,000, and $2,596,000 at March 31, 2009 and December 31, 2008, respectively, was included in other assets and carried at the lower of cost or fair value.  These assets were sold to the Buyers in connection with the sale of UW Trust assets.

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

Income from continuing operations was $3.5 million, or $.48 per diluted share, for the first quarter of 2009 compared to $3.3 million, or $.45 per diluted share, for the first quarter of 2008.

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

Asset quality in the Company’s loan portfolio declined during the first quarter of 2009 due to two loans measured for impairment and other loans that demonstrated weakening conditions. Total nonperforming assets were $42.2 million at March 31, 2009 or 1.85% of total assets, compared to $26.3 million, or 1.17%, of total assets at December 31, 2008. At March 31, 2009, nonperforming community bank loans held for investment were $19.2 million or 1.86% of the community bank portfolio vs. $4.6 million or .45% at December 31, 2008.  The increase was principally caused by two loans. Nonperforming residential loans increased from year end, and were $11.7 million at March 31, 2009, compared to $9.7 million at December 31, 2008.

In addition to the discussion below, readers may also want to review our earnings release for the quarter ended March 31, 2009, dated May 11, 2009, which is posted on the Investor Relations section of our website at www.uwbancorp.com.

Comparison of Results of Operations for the Quarters Ended March 31, 2009 and March 31, 2008

Income from Continuing Operations. For the quarter ended March 31, 2009, we earned $3.5 million, or $.48 per basic and diluted share from continuing operations, as compared to $3.3 million, or $.45 per basic and diluted share, for the quarter ended March 31, 2008.

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
	(Dollars in thousands)
Assets
Interest-earning assets:
Community bank loans:
Commercial real estate loans	$389,495	$5,613	5.85%	$229,310	$4,010	7.03%
Construction and development loans	385,996	4,631	4.87	280,984	4,786	6.85
Originated SBA loans	137,979	1,890	5.56	99,213	2,096	8.50
Multifamily loans	49,628	631	5.09	49,153	817	6.65
Commercial loans	113,517	1,546	5.52	91,257	1,644	7.25
Consumer and other loans	22,399	30	0.54	5,042	72	5.74
Total community bank loans	1,099,014	14,341	5.29	754,959	13,425	7.15
Wholesale assets:
Residential loans	362,265	4,699	5.19	419,904	5,645	5.38
Purchased SBA loans and securities	136,348	336	1.00	174,181	1,970	4.55
Mortgage-backed securities	498,120	6,635	5.33	598,677	7,870	5.26
Total wholesale assets	996,733	11,670	4.68	1,192,762	15,485	5.19
Interest-earning deposits	41,477	20	0.18	19,298	156	3.20
FHLBank stock	29,047	93	1.30	39,917	414	4.17
Total interest-earning assets	2,166,271	26,124	4.86%	2,006,936	29,480	5.89%

Noninterest-earning assets:
Cash	24,890			18,029
Allowance for credit losses	(20,109)			(10,618)
Premises and equipment	26,473			18,324
Other assets	95,828			81,079
Total noninterest-earning assets	127,082			106,814
Total assets	$2,293,353			$2,113,750

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Passbook accounts	$327	$–	0.25%	$235	$–	0.85%
Money market and NOW accounts	1,399,274	1,965	0.57	1,154,089	3,383	1.18
Certificates of deposit	150,809	1,317	3.54	31,439	329	4.21
FHLBank borrowings	224,392	2,381	4.24	392,179	3,793	3.83
Repurchase agreements	80,201	905	4.51	76,673	848	4.38
Borrowed money and junior subordinated debentures	68,442	881	5.15	51,442	917	7.05
Total interest-bearing liabilities	1,923,445	7,449	1.56%	1,706,057	9,270	2.17%

Noninterest-bearing liabilities:
Demand deposits (including custodial escrow balances)	243,815			271,210
Other liabilities	22,015			20,519
Total noninterest-bearing liabilities	265,830			291,729
Shareholders’ equity	104,078			115,964
Total liabilities and shareholders’ equity	$2,293,353			$2,113,750

Net interest income before provision for credit losses		$18,675			$20,210
Interest rate spread			3.30%			3.72%
Net interest margin			3.48%			4.05%
Ratio of average interest-earning assets to average interest-bearing liabilities			112.62%			117.64%

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

	Quarter Ended March 31,
	2009 vs. 2008
	Increase (Decrease) Due to Change in
	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Community bank loans:
Commercial real estate loans	$2,383	$(780)	$1,603
Construction and development loans	1,481	(1,636)	(155)
Originated SBA loans	664	(870)	(206)
Multifamily loans	8	(194)	(186)
Commercial loans	349	(447)	(98)
Consumer and other loans	71	(113)	(42)
Wholesale assets:
Residential loans	(753)	(193)	(946)
Purchased SBA loans and securities	(356)	(1,278)	(1,634)
Mortgage-backed securities	(1,339)	104	(1,235)
Interest-earning deposits	86	(222)	(136)
FHLBank stock	(91)	(230)	(321)
Total interest-earning assets	2,503	(5,859)	(3,356)

Interest-bearing liabilities:
Money market and NOW accounts	612	(2,030)	(1,418)
Certificates of deposit	1,050	(62)	988
FHLBank borrowings	(1,773)	361	(1,412)
Repurchase agreements	35	22	57
Borrowed money and junior subordinated debentures	249	(285)	(36)
Total interest-bearing liabilities	173	(1,994)	(1,821)
Change in net interest income before provision for credit losses	$2,330	$(3,865)	$(1,535)

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

Provision for Credit Losses. The provision for credit losses was $4.2 million for the quarter ended March 31, 2009, compared to $1.9 million for the quarter ended March 31, 2008. The provision for credit losses in the first quarter of 2009 included $2.0 million for specific impairment on two loans, $1.8 million for other loans that demonstrated signs of weakness for which the loan grade was reduced and an increase of approximately $377,000 attributed to our construction and development lending portfolio. The provision for credit losses for the first quarter 2008 reflected the growth of $114.3 million of community bank loans, the $2.6 million of loans added to nonperforming assets and a $100,000 increase in the unallocated portion of the allowance for various economic factors that impact our loan portfolio. For a discussion of the Company’s allowance for credit loss methodology see “Significant Accounting Estimates – Allowance for Credit Losses,” and, as it relates to nonperforming assets, see “Asset Quality.”

Noninterest Income. An analysis of the components of noninterest income is presented in the table below:

	Quarter Ended March 31,
	2009	2008	Dollar Change	Percent Change
	(Dollars in thousands)
Noninterest income:
Custodial, administrative and escrow services	$116	$274	$(158)	-58%
Loan administration	1,157	1,456	(299)	-21%
Gain on sale of loans held for sale	48	182	(134)	-74%
Gain on sale of investment in Matrix Financial Solutions, Inc.	3,567	–	3,567	NM
Other income	811	625	186	30%
Total noninterest income	$5,699	$2,537	$3,162	125%

Custodial, Administrative and Escrow Services. Service fees declined $158,000 to $116,000 for the quarter ended March 31, 2009, as compared to $274,000 for the quarter ended March 31, 2008. The decrease was due to our decision to restructure and terminate certain elements of business with one life settlement agent for special asset acquisitions and administration.

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

Noninterest Expense. Noninterest expense decreased $1 million, or 6%, to $15.2 million for the quarter ended March 31, 2009, as compared to $16.2 million for the quarter ended March 31, 2008. The following table details the components of noninterest expense for the periods indicated:

	Quarter Ended March 31,
	2009	2008	Dollar Change	Percentage Change
Noninterest expense:	(Dollars in thousands)
Compensation and employee benefits	$6,255	$6,263	$(8)	0%
Subaccounting fees	3,440	5,215	(1,775)	-34%
Amortization of mortgage servicing rights	795	709	86	12%
Lower of cost or fair value adjustment on loans held for sale	(577)	412	(989)	NM %
Occupancy and equipment	792	649	143	22%
Postage and communication	223	210	13	6%
Professional fees	1,096	511	585	114%
Mortgage servicing rights subservicing fees	368	441	(73)	-17%
Other general and administrative	2,763	1,777	986	55%
Total noninterest expense	$15,155	$16,187	$(1,032)	-6%

Compensation and employee benefits expense decreased $8,000 between the first quarter of 2009 and 2008, and was $6.3 million for both periods. At March 31, 2009, the Company had 228 employees compared to 213 employees at March 31, 2008. This increase in staff was due to the continued implementation of our business plan and included employees for banking offices opened during the past twelve months and additions to our infrastructure in loan and deposit operations and credit administration. Within compensation expense, an increase in payroll, stock option expense and medical insurance was offset by lower levels of incentive compensation.  Included in compensation and employee benefits were costs of $295,000 and $242,000 for the Company’s stock-based compensation plans for the quarter ended March 31, 2009 and 2008, respectively. The increase in stock-based compensation expense is reflective of the additional employees hired to implement our business strategy.

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

Lower of cost or fair value adjustment on loans held for sale. The lower of cost or fair value on loans held for sale resulted in a recovery of $577,000 for the quarter ended March 31, 2009 compared to a charge of $412,000 for the quarter ended March 31, 2008.  In the quarter ended March 31, 2009 interest rates declined which resulted in an increase in the value of certain assets.  There also were approximately $6 million of payoffs of the residential held for sale portfolio that eliminated the valuation associated with such loans.  For the quarter ended March 31, 2008 the charge of $412,000 was the result of deteriorating conditions in the marketplace for held for sale assets.

Occupancy and equipment expense increased $143,000, or 22%, to $792,000 for the quarter ended March 31, 2009, as compared to $649,000 for the quarter ended March 31, 2008. The increase in occupancy was associated with the continued expansion of our business in accordance with our plans and the opening of regional banking offices. The Company recognized $284,000 and $283,000 of amortization of deferred gain as a reduction of occupancy expense for the quarter ended March 31, 2009 and 2008, respectively. This amount represents a reduction in our occupancy expense for the period from the recognition of the deferred gain resulting from the sale-leaseback of the United Western Financial Center, which is being amortized into income over the ten-year term of the lease.

The remainder of noninterest expense, which includes postage and communication expense, professional fees, mortgage servicing rights, subservicing fees, and other general and administrative expenses increased approximately $1.5 million to $4.5 million for the quarter ended March 31, 2009, as compared to $2.9 million for the quarter ended March 31, 2008. Professional fees increased $585,000 principally related to an increase in accounting fees to complete the 2008 audit of $280,000 and legal fees increased $281,000 due to various routine legal matters.  Other general and adminstrative expenses increased $986,000 between the first quarter of 2009 and 2008; the largest component of the increase was higher FDIC insurance premiums which increased $457,000 to $688,000 for the first quarter of 2009 compared to $231,000 for the first quarter of 2008.  During the first quarter of 2009 we recorded a valuation allowance on a receivable balance of $246,000 at a non-core subsidiary.

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

Income Taxes. The income tax expense from continuing operations for the quarter ended March 31, 2009, was $1.6 million as compared to income tax expense of $1.4 million for the quarter ended March 31, 2008. Our effective tax rate was 30.6% for the 2009 quarterly period compared to 30.1% for the same 2008 period.  For the quarter ended March 31, 2009, New Markets Tax Credits favorably impacted the effective tax rate due to utilization of $327,000 of such credits, as compared to a $296,000 favorable impact for the first quarter of 2008.

Balance Sheet

Total assets increased $21 million, or 1%, to $2.28 billion at March 31, 2009 from $2.26 billion at December 31, 2008. Community bank loans held for investment decreased by $7 million to $1.03 billion at March 31, 2009, compared to $1.04 billion at December 31, 2008. The Company’s loan portfolio declined based on repayments of existing loan commitments and lack of quality loan demand.  Wholesale loans held for investment declined $15.4 million to $197.8 million at March 31, 2009 compared to $213.2 million at March 31, 2008 as repayments of residential loans and purchased SBA loans increased in the first quarter of 2009.  Loans held for sale increased approximately $1.2 million to $292.8 million at March 31, 2009 as compared to December 31, 2008 due to originations of SBA 504 and 7a loans.  Asset quality declined in the period principally due to two loans, with an aggregate principal balance of $13.0 million, which were placed on nonperforming classification and for which the Company established specific valuation allowances.  Investment securities declined by $20 million in the first quarter to $538 million at March 31, 2009, compared to $558 million at December 31, 2008. This decline was the result of repayments.

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

Available for sale CMO-Prime is comprised of securities with underlying hybrid adjustable rate mortgages, which interest rates initially reset in mid 2010. These securities have 9.9% weighted-average credit support at March 31, 2009.  Of this population approximately 95% was AAA rated by at least one agency, and management believes this population has sufficient credit support for observed delinquency trends. On a weighted average basis, for tranches subordinated to those owned by the Company, cumulative losses to date were 0.63%.

Available for sale CMO – Alt – A is comprised of one fixed rate security with 6.3% credit support at March 31, 2009. This security is the most senior tranche in the issue, and there were no cumulative losses in the security to date.

Available for sale CMO – Option Arm is comprised of five variable rate securities with 5.8% weighted-average credit support. Each of these securities has received at least one ratings downgrade and two securities have two ratings below investment grade. Delinquency levels among this asset class have been trending upwards. Our analyses of the modeled cash flows from each of these securities continues to indicate that it is probable all scheduled principal and interest payments due to the security we hold will be received.

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

Held to maturity CMO – Prime is comprised of securities with 7.0 % weighted-average credit support at March 31, 2009 and moderate levels of delinquencies in total.  Overall delinquencies for this subcategory remain very modest and stable at this time.  Management expects these delinquency levels to remain stable based on their performance to date, and the expected effects of loan restructuring programs underway.  Credit support is expected to increase as senior tranches of these securities pay off. Two of the securities in this population were subject to an other-than-temporary impairment charge in the third quarter of 2008 due to the extent and duration of the decline in market value below amortized cost, given consideration to current illiquidity in the marketplace and uncertainty of a recovery of expected future cash flows.

Held to maturity CMO Alt-A is comprised of securities with 9.4% weighted-average credit support at March 31, 2009 and moderate and stable levels of delinquencies. We expect delinquency statistics in all classes of these securities to level off, and transition rates from the class of delinquency to foreclosure to REO to be reduced by private industry loan restructuring programs, as well as the Homeowner Affordability and Stability Plan recently signed into federal law.  Cumulative losses to date on these securities had a weighted average of 0.52%.  Cumulative losses remain well below credit support coverage levels.

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

SBA originated loans consist of the following and are included in the community bank loan totals above:

	March 31, 2009	December 31, 2008
	(Dollars in thousands)
Commercial real estate	$113,766	$109,969
Commercial	3,217	3,462
Construction and development	27,077	21,003
Total	$144,060	$134,434

The Bank’s SBA division is a participant in the national preferred lenders program (“PLP”) of the United States Small Business Administration. At March 31, 2009, SBA originated loans consist of $53.3 million of SBA 504 loans, $7.3 million of guaranteed portions of SBA 7a loans, $17.7 million of unguaranteed portions of SBA 7a loans, $27.1 million of construction loans and $38.7 million of conventional commercial real estate loans. These loans are included in the totals discussed above. Generally, SBA department construction loans will become a SBA 504 loan upon completion of construction.

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

At March 31, 2009, total nonperforming loans were $23.8 million, compared to $8.6 million at December 31, 2008 and $6.4 million at March 31, 2008. Management analyzes and reviews nonperforming loans by loan type. Residential nonperforming loans represent wholesale assets acquired through purchase by prior management. The balance of nonperforming residential loans increased $566,000 at March 31, 2009, compared to December 31, 2008, and increased $2.4 million versus March 31, 2008. Overall, nonperforming residential loans totaled $3.8 million, $3.2 million, and $1.4 million, at March 31, 2009, December 31, 2008, and March 31, 2008, respectively. This represents 3.23%, 2.58%, and 0.98% of the residential portfolio for those respective periods. The increase in nonperforming residential loans as a percentage of the residential portfolio is due to continued repayments of the remaining performing portion of the portfolio. The Company’s level of nonperforming residential loans is generally consistent with the national marketplace based on information published by the Mortgage Bankers Association. The Company’s wholesale residential portfolio is geographically dispersed. The average loan size of the wholesale residential loan portfolio is approximately $134,000 and consists of loans that on average are approximately 8.2 years seasoned, were rigorously underwritten at the time of acquisition, and bore average FICO scores over 700 with reasonable loan-to-value and debt-to-income ratios. We believe the risk of loss associated with this portfolio is considerably lower than losses associated with other types of lending, which is evidenced by our historical loss experience from the residential portfolio. We expect future levels of nonperforming loans in the residential portfolio to be generally consistent within the national and regional economic markets in which the loans are located.

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

Total deposits increased $11 million between March 31, 2009 and December 31, 2008, which consists of a decline in institutional deposits and an increase in community banking deposits.  Our community banking deposits increased approximately $42.1 million in the first quarter of 2009. This growth includes $28.8 million in certificate accounts offered through the Certificate of Deposit Account Registry Service® (CDARS) program.  The CDARS program provides full FDIC insurance on deposit balances greater than posted FDIC limits by exchanging larger depository relationships with other CDARS members.  Depositor’s funds are broken into amounts below FDIC insurance limits and placed with other banks that are member of the CDARS network.

The following table sets forth the balances for categories of deposits and custodial escrow balances of the Company by source for the periods indicated:

	March 31, 2009	December 31, 2008	March 31, 2008
	(Dollars in thousands)
Community bank deposits	$234,074	$191,966	104,263
Brokered deposits	39,408	35,000	12,974
UW Trust Company	3,517	31,915	80,802
Matrix Financial Services Corp.	18,848	14,083	25,682
Matrix Financial Solutions, Inc.	231,015	203,329	249,948
Legent Clearing, LLC	115,886	120,178	185,371
Deposit concentrations	1,112,729	1,130,860	790,553
Other wholesale deposits	24,255	27,038	29,759
Deposits and custodial escrow balances	$1,779,732	$1,754,369	$1,479,352

Community bank deposits represent deposits attracted by our regional banking teams as discussed above.  UW Trust and Matrix Financial are our wholly owned subsidiaries. The decline in balance at UW Trust is related to an account for one life settlement agent for special asset acquisitions and administration with a balance of $488 thousand, $30 million and $73.2 million, at March 31, 2009, December 31, 2008, and March 31, 2008, respectively. Management elected to restructure this relationship and terminate certain elements of business with respect to this large life settlement agent account. The restructured relationship will now allow the Company to pursue business in the same industry on a non-exclusive basis. During the three months of 2009, approximately $30 million of these deposits were withdrawn. The increase at Matrix Financial at March 31, 2009, compared with year end 2008 is a seasonal fluctuation because many jurisdictions require tax payments in the fourth quarter of the year, which reduces escrow balances near year end. Prospectively, we expect this balance to decline consistent with the declining mortgage servicing business and our decision to reduce that activity. Matrix Financial Solutions, Inc. (“MFSI”) are deposits that represent customer assets under administration by MFSI. The Company sold its approximate 7% interest in MFSI during the first quarter of 2009. The balance of these deposits increased approximately $28 million since December 31, 2008 due to timing of cash flows. Legent Clearing, LLC are deposits that represent institutional deposits received through Legent Clearing, LLC. The Company’s chairman owns an indirect financial interest in Legent Clearing.  Deposit concentrations are deposits that represent deposit funds from six, six and five institutional relationships maintained by the Bank as of March 31, 2009, December 31, 2008, and March 31, 2008, respectively. As a result of the sale of UW Trust assets, which is discussed in Note 17 – Subsequent Events – Discontinued Operations – Sale of UW Trust Company Assets, the following represents retrospective disclosure of the amount of deposits that are concentrated in one institutional relationship. Included in deposit concentrations is one institutional relationship with balances of $825.5 million, $822.8 million and $765.3 million at March 31, 2009, December 31, 2008, and March 31, 2008, respectively. See further discussion of deposit concentrations in our Form 10-K for December 31, 2008, Item 1A. “Risk Factors – Risk Related to Our Business” and Note 8 – “Deposits” to our consolidated financial statements included in this report.

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

The Company is reliant on dividend and tax payments from its subsidiaries in order to fund operations, meet debt and tax obligations and grow new or developing lines of business. A long-term inability of a subsidiary to make dividend payments could significantly impact the Company’s liquidity. Historically, the Bank has made the majority of the dividend payments received by the Company. As a result of the liquidity generated through various divestitures and other activities at the Company, the Bank did not pay a dividend to the Company in the years 2004 through 2006. The Bank made dividend payments to the Company effective with the Bank’s earnings of the first quarter of 2007, which have totaled $14.2 million. Prospectively, based on capital ratios and other factors, management expects the Bank will pay dividends at the rate of approximately 33% to 40% of the Bank’s net income. If dividends and tax payments from subsidiaries are not sufficient to fund the cash requirements of the Company, the Company will utilize the credit facility discussed above, as needed, and excess cash resources of other non-core subsidiaries.  In addition, the Company expects the sale of the UW Trust assets to close in the second quarter of 2009, which will supply additional liquidity to the Company.

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

Sale of UW Trust Assets.  On April 8, 2009, the Company announced that its wholly owned subsidiary, UW Trust, has agreed to sell certain of its assets to Equity Trust Company and a newly formed administrative services company affiliated with Equity Trust Company (together, the “Buyer”) for $61.2 million – subject to certain adjustments as provided for in the definitive purchase agreement.  The Buyer will maintain the deposits that are currently on deposit at the Bank.  The sale of the UW Trust assets will increase the Company’s reliance of institutional deposits placed on deposit at the Bank by third parties.  Additionally, the cost of the deposits will increase to a market rate, including amounts paid in the form of subaccounting fees.  Previously the amounts paid to UW Trust by United Western Bank for these deposits were eliminated in the consolidated financial statements of the Company.  Accordingly, subaccounting fees will increase substantially as a result of this sale.  Assuming an interest rate environment unchanged from March 31, 2009, and $300 million of deposits, subaccounting fees will increase $7.8 million over the next twelve month period.  This increase in subaccounting fees will have a negative impact on the Company’s results from operations.

See Item 1A. “Risk Factors” in the Company’s Form 10-K for the year ended December 31, 2008 for a detailed discussion of additional Company “Risk Factors.”

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

(a)	Exhibits
10.1
Asset Purchase Agreement, dated April 7, 2009, by and among the Company, UW Trust Company, Equity Trust Company, and Sterling Administrative Services, LLC, filed as Exhibit 10.1 to Registrant’s Form 8-K filed with the Commission on April 7, 2009.

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

10.1
Asset Purchase Agreement, dated April 7, 2009, by and among the Company, UW Trust Company, Equity Trust Company, and Sterling Administrative Services, LLC, filed as Exhibit 10.1 to Registrant’s Form 8-K filed with the Commission on April 7, 2009.

31.1*	Rule 13a-14(a) or Rule 15d-14(a)/15d-14(a) Certification of Scot T. Wetzel

31.2*	Rule 13a-14(a) or Rule 15d-14(a)/15d-14(a) Certification of William D. Snider

31.3*	Rule 13a-14(a) or Rule 15d-14(a)/15d-14(a) Certification of Benjamin C. Hirsh

32.1*	Section 1350 Certification of Scot T. Wetzel

32.2*	Section 1350 Certification of William D. Snider.

32.3*	Section 1350 Certification of Benjamin C. Hirsh

* Filed herewith.