Form 10-Q
period 2009-06-30
UNITED WESTERN BANCORP INC
filed 2009-08-10
CIK 944725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Number of shares of Common Stock ($0.0001 par value) outstanding at the close of business on August 7, 2009 was  7,345,874 shares.

Part I – Financial Information
Item 1. Financial Statements – (Unaudited)
United Western Bancorp, Inc. and Subsidiaries
Consolidated Balance Sheets
(Unaudited)
(Dollars in thousands, except share information)

	June 30,	December 31,
	2009	2008
Assets
Cash and due from banks	$288,653	$22,332
Interest-earning deposits	351	548
Total cash and cash equivalents	289,004	22,880
Investment securities - available for sale, at fair value	38,357	59,573
Investment securities - held to maturity (fair value June 30, 2009 - $382,837, December 31, 2008 - $429,526)	443,221	498,464
Loans held for sale - at lower of cost or fair value	279,878	291,620
Loans held for investment	1,265,876	1,249,484
Allowance for credit losses	(25,520)	(16,183)
Loans held for investment, net	1,240,356	1,233,301
FHLBank stock, at cost	12,234	29,046
Mortgage servicing rights, net	8,187	9,496
Accrued interest receivable	7,787	8,973
Other receivables	29,990	15,123
Premises and equipment, net	24,730	23,364
Bank owned life insurance	25,703	25,233
Other assets, net	7,294	13,839
Deferred income taxes	11,204	24,100
Foreclosed real estate	3,920	4,417
Total assets	$2,421,865	$2,259,429

Liabilities and shareholders' equity
Liabilities:
Deposits	$1,860,090	$1,724,672
Custodial escrow balances	41,722	29,697
FHLBank borrowings	216,665	226,721
Borrowed money	118,529	119,265
Junior subordinated debentures owed to unconsolidated subsidiary trusts	30,442	30,442
Income tax payable	2,282	1,140
Other liabilities	22,467	25,543
Total liabilities	2,292,197	2,157,480

Commitments and contingencies (Note 16)
Shareholders' equity:
Preferred stock, par value $0.0001; 5,000,000 shares authorized;	-	-
no shares outstanding
Common stock, par value $0.0001; 50,000,000 shares authorized;
7,341,827 shares at June 30, 2009 and
7,253,391 shares at December 31, 2008 outstanding, respectively	1	1
Additional paid-in capital	24,593	23,856
Retained earnings	107,139	100,348
Accumulated other comprehensive loss	(2,065)	(22,256)
Total shareholders' equity	129,668	101,949
Total liabilities and shareholders' equity	$2,421,865	$2,259,429
See accompanying notes to consolidated financial statements.

United Western Bancorp, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)
(Dollars in thousands, except share information)

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Interest and dividend income:
Community bank loans	$15,301	$13,587	$30,265	$27,013
Wholesale residential loans	3,793	4,970	7,869	10,613
Other loans	389	475	459	1,664
Investment securities	6,339	8,057	13,240	16,709
Deposits and dividends	153	405	266	975
Total interest and dividend income	25,975	27,494	52,099	56,974

Interest expense:
Deposits	3,470	2,453	6,752	6,164
FHLBank borrowing	2,366	3,663	4,746	7,456
Other borrowed money	1,759	1,492	3,545	3,258
Total interest expense	7,595	7,608	15,043	16,878

Net interest income before provision for credit losses	18,380	19,886	37,056	40,096
Provision for credit losses	6,278	2,132	10,459	4,023
Net interest income after provision for credit losses	12,102	17,754	26,597	36,073

Noninterest income:
Custodial, administrative and escrow services	171	249	287	523
Loan administration	1,038	1,202	2,195	2,658
Gain on sale of loans held for sale	331	142	379	324
Loss on sale of available for sale investment securities	(46,980)	-	(46,980)
Total other-than-temporary impairment losses	(892)	-	(892)	-
Portion of loss recognized in other comprehensive income (before taxes)	289	-	289	-
Net impairment losses recognized in earnings	(603)	-	(603)	-
Gain on sale of investment in Matrix Financial Solutions, Inc.	-	-	3,567	-
Other	642	629	1,453	1,254
Total noninterest income	(45,401)	2,222	(39,702)	4,759

Noninterest expense:
Compensation and employee benefits	6,554	6,127	12,809	12,388
Subaccounting fees	3,983	4,485	7,423	9,700
Amortization of mortgage servicing rights	587	672	1,382	1,381
Lower of cost or fair value adjustment on loans held for sale	252	154	(325)	565
Occupancy and equipment	823	559	1,615	1,208
Postage and communication	247	228	470	439
Professional fees	944	640	2,040	1,152
Mortgage servicing rights subservicing fees	344	457	711	898
Other general and administrative	6,065	2,378	8,828	4,157
Total noninterest expense	19,799	15,700	34,953	31,888

(Loss) income from continuing operations before income taxes	(53,098)	4,276	(48,058)	8,944
Income tax (benefit) provision	(19,360)	1,281	(17,807)	2,676
(Loss) income from continuing operations	(33,738)	2,995	(30,251)	6,268
Discontinued operations:
Discontinued operations, net of tax	37,736	70	37,525	160
Net Income	$3,998	$3,065	$7,274	$6,428

See accompanying notes to consolidated financial statements.

United Western Bancorp, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)
(Dollars in thousands, except share information)

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Income from continuing operations per share - basic	$(4.71)	$0.41	$(4.23)	$0.86
Income from continuing operations per share - assuming dilution	$(4.71)	$0.41	$(4.23)	$0.86

Income from discontinued operations per share - basic	$5.26	$0.01	$5.23	$0.02
Income from discontinued operations per share - assuming dilution	$5.26	$0.01	$5.23	$0.02

Net income per share - basic	$0.55	$0.42	$1.00	$0.88
Net income - assuming dilution	$0.55	$0.42	$1.00	$0.88

Weighted average shares - basic	7,182,516	7,198,357	7,169,446	7,207,878
Weighted average shares - assuming dilution	7,182,516	7,198,357	7,169,446	7,207,878

Dividends declared per share	$0.06	$0.06	$0.12	$0.12

See accompanying notes to consolidated financial statements.

United Western Bancorp, Inc. and Subsidiaries
Consolidated Statements of Shareholders’ Equity
(Unaudited)
(Dollars in thousands, except share information)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive		Comprehensive
	Shares	Amount	Capital	Earnings	Income (loss)	Total	Income
Six Months Ended June 30, 2009

Balance at January 1, 2009	7,253,391	$1	$23,856	$100,348	$(22,256)	$101,949
Cumulative effect of change in accounting principle, adoption of FSP FAS 115-2 and 124-2 (net of tax)	-	-	-	387	(387)	-
Dividends paid ($0.12 per share)	-	-	-	(870)	-	(870)
Issuance of stock to directors	11,923	-	77	-	-	77
Restricted stock grants, net	76,513	-	-	-	-	-
Share-based compensation expense	-	-	660	-	-	660
Comprehensive income:
Net income	-	-	-	7,274	-	7,274	$7,274
Net unrealized gains on available-for-sale securities, net	-	-	-	-	20,650	20,650	20,650
Other-than-temporary impairment on held-to-maturity securities recorded in other comprehensive income, net					(72)	(72)	(72)
Comprehensive income	-	-	-	-	-	-	$27,852
Balance at June 30, 2009	7,341,827	$1	$24,593	$107,139	$(2,065)	$129,668

See accompanying notes to consolidated financial statements.

United Western Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

	Six Months Ended June 30, 2009
	2009	2008
Cash flows from continuing operating activities
Net Income	$7,274	$6,428
Income from discontinued operations, net of income tax provision	(37,525)	(160)
Adjustments to reconcile income to net cash from continuing operating activities:
Share-based compensation expense	719	598
Depreciation and amortization	705	707
Provision for credit losses	10,459	4,023
Write-down on other-than-temporary impairment of securities	603	-
Amortization of mortgage servicing rights	1,382	1,381
Lower of cost or fair value adjustment on loans held for sale	(325)	565
Gain on sale of loans held for sale	(379)	(324)
Loss on sale of securities available for sale	46,980	-
Gain on sale of investment in Matrix Financial Solutions, Inc.	(3,567)	-
Net loss (gain) on sale of assets, equipment and foreclosed real estate	614	(3)
Changes in assets and liabilities:
Loans originated and purchased for sale	(17,213)	(22,251)
Principal payments on, and proceeds from sale of, loans held for sale	29,136	72,571
Originated mortgage servicing rights, net	-	(63)
Increase in other receivables, other assets, and deferred income taxes	(10,091)	(11,306)
Decrease in other liabilities and income tax payable	(1,504)	(4,298)
Net cash from continuing operating activities	27,268	47,868

Cash flows from continuing investing activities
Loans originated and purchased for investment	(246,309)	(446,535)
Principal repayments on loans held for investment	272,634	248,239
Proceeds from sale of available for sale securities	100	-
Proceeds from sale of cost method investment	4,317	-
Proceeds from maturity and prepayment of available for sale securities	7,133	8,473
Purchase of held to maturity securities	-	(2,837)
Proceeds from the maturity and prepayment of held to maturity securities	55,243	42,202
Proceeds from redemption of FHLBank stock	16,999	12,000
Purchases of premises and equipment	(2,260)	(4,877)
Proceeds from sale of foreclosed real estate	2,799	2,764
Net cash from continuing investing activities	110,656	(140,571)
Continued

See accompanying notes to consolidated financial statements.

United Western Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows – continued
(Unaudited)
(Dollars in thousands)

	Six Months Ended June 30, 2009
	2009	2008
Cash flows from continuing financing activities
Net increase in deposits	$135,418	$47,552
Net increase in custodial escrow balances	12,025	12,605
Net (decrease) increase in FHLBank borrowings	(10,056)	25,247
Borrowed money - proceeds from repurchase agreements	(2,736)	4,110
Borrowed money - advances on revolving line, net	2,000	1,500
Repurchase of common stock	-	(1,605)
Dividends paid	(870)	(875)
Net cash from continuing financing activities	135,781	88,534

Cash flows from discontinued operations:
Operating cash flows	(7,934)	999
Investing cash flows	353	(730)
Financing cash flows	-	-
Net cash from discontinued operations	(7,581)	269

Increase (decrease) in cash and cash equivalents	266,124	(3,900)
Cash and cash equivalents at beginning of the period	22,880	40,806
Cash and cash equivalents at end of the period	$289,004	$36,906

Supplemental disclosure of non-cash activity
Loans transferred to foreclosed real estate and other assets	$2,734	$3,025
Loans securitized and transferred to securities available for sale	$-	$18,003
Note receivable received in sale of assets of discontinued operations	$46,050	$-
Issuance of common stock to directors	$77	$62

Supplemental disclosure of cash flow information
Cash paid for interest	$14,782	$16,952
Cash paid for income taxes	$1,189	$3,488

See accompanying notes to consolidated financial statements.

United Western Bancorp, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
June 30, 2009

1. Basis of Presentation and Significant Accounting Policies

United Western Bancorp, Inc. (the “Company”) is a unitary thrift holding company and, through its subsidiaries, a diversified financial services company headquartered in Denver, Colorado. The Company’s operations are conducted primarily through United Western Bank® (the “Bank”), UW Trust Company (“UW Trust”) (formerly known as Sterling Trust Company), see Note 17 Discontinued Operations – Sale of UW Trust Assets for further discussion, Matrix Financial Services Corporation (“Matrix Financial”), and UW Investment Services, Inc. (“UW Investment”), all of which are wholly owned subsidiaries of the Company.

Through the Bank, we are focused on expanding our community-based banking network across Colorado’s Front Range market and selected mountain communities by strategically positioning banking offices in those locations. The Colorado Front Range area spans the Eastern slope of Colorado’s Rocky Mountains – from Pueblo to Fort Collins, and includes the metropolitan Denver marketplace. At June 30, 2009, the Bank had eight branches in the Colorado Front Range marketplace (downtown Denver, Boulder, Cherry Creek, Loveland, Fort Collins, Longmont, Hampden Office and Centennial) and a loan production office serving Aspen and the Roaring Fork Valley. We plan to grow the Bank network to an estimated ten to twelve community bank locations over the next three to five years. We originate Small Business Administration (“SBA”) loans on a national basis. In addition to the community-based banking operations of the Bank, we also offer deposit services to institutional customers, as well as custodial escrow and paying agent lines of business through UW Trust.

We refer to certain assets as “wholesale,” by which we mean that prior to December 2005 our Bank was mainly engaged in acquiring assets (e.g., residential loans, multifamily loans, and other loan assets) primarily on an indirect basis through relationships with large mortgage originators, loan brokers, and other market participants.

The consolidated financial statements of the Company and its subsidiaries in this Quarterly Report on Form 10-Q have not been audited by an independent registered public accounting firm, but in the opinion of management, reflect all adjustments necessary for a fair presentation of the Company’s financial position and results of operations. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with the instructions to Form 10-Q adopted by the Securities and Exchange Commission (“SEC”).  Accordingly, these financial statements do not include all of the information and notes necessary to constitute a complete set of financial statements under GAAP applicable to annual periods. Accordingly, they should be read in conjunction with the financial information contained in the Company’s Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of only normal recurring accruals unless otherwise disclosed in this Form 10-Q) necessary for a fair presentation have been included. The results of operations for the interim periods disclosed herein are not necessarily indicative of results that may be expected for the full year or any future period.  The Company has evaluated subsequent events for potential recognition and/or disclosure through August 7, 2009, the date the consolidated financial statements included in this Quarterly Report on Form 10-Q were issued.
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

The Company views the allowance for credit losses, the valuation of loans held for sale, the valuation of investment securities and the determination of temporary vs. other-than-temporary impairment of securities as critical accounting estimates that require significant judgments, assumptions and estimates be used in preparation of its consolidated financial statements. See further detail in this Note for a detailed description of the Company’s process and methodology related to the allowance for credit losses and the valuation of loans held for sale.  See Note 3. Investment Securities for a detailed description of the Company process and methodology related to the valuation of investment securities and other-than-temporary impairment of securities.

Allowance for Credit Losses

The allowance for credit losses is a reserve established through a provision for credit losses charged to expense, which represents management’s best estimate of probable credit losses inherent in the loan held for investment portfolio (“loan portfolio’). The allowance, in the judgment of management, is necessary to reserve for estimated losses inherent in the loan portfolios. The allowance for credit losses includes allowance allocations calculated in accordance with Statement of Financial Accounting Standards (“SFAS”) 5, “Accounting for Contingencies,” and SFAS 114, “Accounting by Creditors for Impairment of a Loan,” as amended by SFAS 118. The level of the allowance reflects management’s continuing evaluation of loan loss experience, specific credit risks, current loan portfolio quality, industry and loan type concentrations, economic and regulatory conditions and unidentified losses inherent in the loan portfolios, as well as trends in the foregoing.

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

The portion of the allowance established for loans measured for impairment reflects expected losses resulting from analyses developed through specific allocations for individual loans. The Company considers a loan impaired when, based on current information and events, it is probable that it will be unable to collect all amounts due according to the contractual terms of the loan. Loss on impaired loans is typically measured using the fair value of collateral, as such loans are usually collateral dependent, but may be measured using either the present value of expected future cash flows discounted using the loan rate, or the market price of the loan. All loans considered impaired are included in nonperforming loans. The Company generally evaluates its residential loans collectively due to their homogeneous nature; however, individual residential loans may be considered for impairment based on the facts and circumstances of the loan. Accordingly, potentially impaired loans of the Bank may include residential loans, commercial loans, real estate construction loans, commercial real estate mortgage loans and multifamily loans classified as nonperforming loans.

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

Portions of the allowance may be allocated for specific credits; however, the entire allowance is available for any credit that, in management’s judgment, should be charged off. Credit losses are charged against the allowance when management considers the loan uncollectible. While management uses its professional judgment and the information available, the ultimate adequacy of the allowance is dependent upon a variety of factors beyond the Company’s control, including the performance of the Bank’s loan portfolios, national and Colorado economic conditions, changes in interest rates and other factors.

Loans Held for Investment

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are classified as loans held for investment. These loans are reported at the principal balance outstanding net of unearned discounts and purchase premiums. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs and purchase premiums, are deferred and recognized in interest income using the level-yield method without anticipating prepayments and includes amortization of deferred loan fees, purchase premiums and costs over the loan term. Net loan commitment fees or costs for commitments are deferred and amortized into fee income or other expense on a straight-line basis over the commitment period in accordance with FASB Interpretation No. 45, “Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others—an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34.”

Loans Held for Sale

Loans originated or purchased without the intent to hold for the foreseeable future or until maturity are carried at the lower of net cost or fair value on an aggregate portfolio basis. The amount by which cost exceeds fair value, if any, is accounted for as a loss through a valuation allowance. Changes in the valuation allowance are included in the determination of income in the period in which those changes occur and are reported in the Consolidated Statements of Income - Noninterest expense as lower of cost or fair value adjustment.

Loans are considered sold when the Bank surrenders control over the transferred assets to the purchaser, with standard representations and warranties, and when the risks and rewards inherent in owning the loans have been transferred to the buyer. At such time, the loan is removed from the general ledger and a gain or loss is recorded on the sale. Gains and losses on loan sales are determined based on the difference between the allocated cost basis of the assets sold and the proceeds, which includes the fair value of any assets or liabilities that are newly created as a result of the transaction. Losses related to recourse provisions are accrued as a liability at the time such additional losses are determined, and recorded as part of noninterest expense.

Community Bank Loans

Community bank loans include commercial real estate loans, construction and development loans, commercial loans, multifamily loans and consumer loans. Within this population are loans originated by the Bank’s SBA division. The majority of community bank loans are originated as assets held for investment. Currently, we intend to hold for the foreseeable future or to maturity all community bank loans, except SBA 504 loans and the guaranteed portions of originated SBA 7a loans. We generally elect to sell certain SBA 504 loans and the guaranteed portions of SBA 7a loans. These sales assist the Company in managing industry concentrations, capital, and interest rate risk, and are a normal part of our operations. At June 30, 2009 and December 31, 2008, community bank loans included multifamily and SBA originated loans totaling $82.6 million and $83.7 million, respectively, that were classified as held for sale.

Wholesale Loans

Wholesale loans include purchased residential loans and purchased guaranteed portions of SBA 7a loans. We did not acquire any wholesale loans in 2009 or 2008 other than loans we are required to repurchase from our GNMA mortgage servicing portfolio. Such loans are government guaranteed as to principal and interest. At June 30, 2009 and December 31, 2008, wholesale loans included residential loans totaling $201.2 million and $212.1 million, respectively, which were classified as loans held for sale. See Note 5 – Loans to the consolidated financial statements for a break out of all wholesale loans.

Income Taxes

The Company and its subsidiaries file consolidated federal and state income tax returns. The subsidiaries are charged for the taxes applicable to their profits calculated on the basis of filing separate income tax returns. The Bank qualifies as a savings and loan association for income tax purposes. The consolidated effective tax rate is affected by the resolution of uncertain tax positions identified under FASB Interpretation (“FIN”) 48, “Accounting for Uncertainty in Income Taxes” the level of utilization of New Markets Tax Credits and the level of tax-exempt interest income in proportion to the level of net income.

Deferred income taxes are provided using the liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. At June 30, 2009 and December 31, 2008, management believed it was more likely than not that the deferred taxes would be realized and, accordingly, there was no valuation allowance. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

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

Earnings Per Share

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

Reclassifications

Certain reclassifications have been made to the consolidated financial statements and related notes for prior quarters to conform to the current quarter’s presentation, including the effects of discontinued operations.  See Note 17 – Discontinued Operations to the consolidated financial statements for a discussion of the impact of the sale of UW Trust assets.

In prior years’ financial statements, the Company presented the valuation allowance to reduce loans held for sale to the lower of cost or fair value in two components, one an allowance for credit losses that separately considered credit loss exposure and one valuation allowance that separately considered market risk factors. Management has reclassified prior period financial statements to reflect the valuation allowance to reduce loans held for sale at the lower of cost or fair value as one valuation allowance balance. Also, included in these reclassifications was a retrospective change in the presentation of loans held for sale. In prior years, we presented community bank loans and wholesale loans on the face of the balance sheet, with details of the components of loans held for sale and loans held for investment in the footnotes. In the June 30, 2009 financial statements, we presented loans held for sale and loans held for investment on the face of the balance sheet. In Notes 4 and 5 to the consolidated financial statements, we provide a break-down of community bank loans and wholesale loans within loans held for investment and loans held for sale.

In the financial statements for the quarter and six months ended June 30, 2008, the provision for credit losses was presented as $2,080,000 and $3,616,000, respectively. In the financial statements for the quarter and six months ended June 30, 2009, the provision for credit losses for the quarter and six months ended June 30, 2008, is presented on the face of the income statement as $2,132,000, and $4,023,000, respectively, which is attributed to the allowance for credit losses for loans held for investment.

In the financial statements for the quarter and six months ended June 30, 2008, the lower of cost or fair value adjustment was disclosed within other general and administrative expenses of noninterest expense as $207,000 and $974,000, respectively. In the financial statements for the quarter and six months ended June 30, 2009 the lower of cost or market adjustment for the quarter and six months ended June 30, 2008, is presented on the face of the income statement as $154,000 and $565,000, respectively.

2. Earnings Per Common Share

Earnings per common share is computed using the two-class method prescribed by SFAS 128, “Earnings Per Share.”  Basic earnings per share is computed by dividing net earnings allocated to common stock by the weighted-average number of common shares outstanding during the applicable period, excluding outstanding participating securities.  Participating securities include non-vested stock awards.  Non-vested stock awards are considered participating securities because holders of these securities receive non-forfeitable dividends at the same rate as holders of the Company’s common stock. The application of the two-class method did not have a material impact on the results for the periods shown below.

The following table sets forth the calculation of earnings per share.  There were no dilutive securities for any period presented.  Earnings allocable to participating securities were included with (loss) income from continuing operations:

	Quarter Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Dollars in thousands)

(Loss) income from continuing operations	$(33,738)	$2,995	$(30,251)	$6,268
Income from discontinued operations	37,736	70	37,525	160
Net Income	$3,998	$3,065	$7,274	$6,428
Earnings allocable to participating securities	(79)	(52)	(128)	(78)
Net income for earnings per share	$3,919	$3,013	$7,146	$6,350
Weighted average shares - basic and diluted	7,182,516	7,198,357	7,169,446	7,207,878

Stock options for 1,024,376 and 971,783 shares of common stock were not considered in computing diluted earnings per common share for June 30, 2009 and June 30, 2008, respectively, because they were antidilutive.

3. Investment Securities

The following table summarizes the amortized cost and fair value of the available-for-sale investment securities portfolio at June 30, 2009 and December 31, 2008, and the corresponding amounts of unrealized gains and losses therein:

	June 30, 2009				December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Mortgage-backed securities – agency/residential	$13,022	$130	$(76)	$13,076	$15,804	$47	$(223)	$15,628
Mortgage-backed securities – private/residential	-	-	-	-	47,386	-	(31,452)	15,934
Collateralized mortgage obligations-private/residential	27,709	-	(2,639)	25,070	32,017	-	(4,229)	27,788
SBA securities	213	-	(2)	211	226	-	(3)	223
Total	$40,944	$130	$(2,717)	$38,357	$95,433	$47	$(35,907)	$59,573

Proceeds from sales of securities available for sale were $373,000 for the three months and six months ended June 30, 2009. A gross loss of $46,980,000 was realized on the sale. As previously announced on July 1, 2009, we sold 100% of our mortgage-backed securities collateralized by option adjustable rate residential loans with an unpaid principal balance of $47.3 million.  Each of the five securities sold was rated AA by nationally recognized rating agencies at the time of acquisition.  However, in the period from April 2008 through June 2009, the securities were progressively downgraded until they were graded significantly below investment grade.  As a result of the downgrades of the securities, and because the securities were lower tranche securities in relation to other securities issued in the same security structure, the Bank was required to assign large amounts of capital for the purposes of determining the Bank’s regulatory risk-based capital ratio.  Consequently, management elected to sell the securities, which provided regulatory capital relief to the Bank in spite of the loss incurred.

There were no securities sold or called during the three months or six months ended June 30, 2008.

The following table summarizes the amortized cost and fair value of the held-to-maturity investment securities portfolio at June 30, 2009 and December 31, 2008, and the corresponding amounts of unrealized gains and losses therein:

	June 30, 2009				December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Mortgage-backed securities – agency	$19,479	$694	$-	$20,173	$21,218	$872	$-	$22,090
Mortgage-backed securities – private	134,634	387	(28,934)	106,087	145,515	1,663	(30,664)	116,514
Collateralized mortgage obligations-private	240,221	-	(30,186)	210,035	278,633	-	(38,252)	240,381
SBA securities	48,887	-	(2,345)	46,542	53,098	-	(2,557)	50,541
Total	$443,221	$1,081	$(61,465)	$382,837	$498,464	$2,535	$(71,473)	$429,526

At June 30, 2009 and December 31, 2008, substantially all of the Company’s investment securities were pledged to secure public deposits, FHLBank borrowings, repurchase agreements and for other purposes, as required or permitted by law.

The following table presents information pertaining to securities available for sale and held to maturity with gross unrealized losses aggregated by investment category and length of time that individual securities have been in continuous loss position as follows:

	June 30, 2009				December 31, 2008
	Less than 12 months		12 months or more		Less than 12 months		12 months or more
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(Dollars in thousands)
Mortgage-backed securities – agency, available for sale	$-	$-	$5,834	$(76)	$9,826	$(146)	$2,543	$(77)
Mortgage-backed securities – private, available for sale	-	-	-	-	-	-	15,934	(31,452)
Collateralized mortgage obligations-private, available for sale	-	-	25,070	(2,639)	23,018	(3,497)	4,769	(732)
SBA securities, available for sale	143	(2)	-	-	147	(3)	-	-
Mortgage-backed securities – agency, held to maturity	-	-	-	-	-	-	-	-
Mortgage-backed securities – private, held to maturity	1,292	(442)	100,535	(28,492)	54,236	(11,104)	55,793	(19,560)
Collateralized mortgage obligations-private, held to maturity	30,163	(3,010)	179,872	(27,176)	71,450	(21,519)	169,069	(16,733)
SBA securities, held to maturity	-	-	46,542	(2,345)	-	-	50,541	(2,557)
Total	$31,598	$(3,454)	$357,853	$(60,728)	$158,677	$(36,269)	$298,649	$(71,111)

The amortized cost and estimated fair value of investment securities portfolio as of June 30, 2009, are shown by expected maturity.  Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
SBA securities
Within 1 year	$–	$–	$–	$–
Over 1 year through 5 years	-	-	2,758	2,282
After 5 years through 10 years	-	-	26,426	25,564
Over 10 years	213	211	19,703	18,696
Subtotal	213	211	48,887	46,542
Mortgage-backed securities
After 5 years through 10 years	844	861	-	-
Over 10 years	39,887	37,285	394,334	336,295
Subtotal	40,731	38,146	394,334	336,295
Total	$40,944	$38,357	$443,221	$382,837

Temporary vs. Other-Than-Temporary Impairment

The Company views the determination of whether an investment security is temporarily or other-than-temporarily impaired as a critical accounting policy, as the estimate is susceptible to significant change from period to period because it requires management to make significant judgments, assumptions and estimates in the preparation of its consolidated financial statements. Management considers whether an investment security is other-than-temporarily impaired under the guidance promulgated in FSP SFAS 115-2 and SFAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” The Company assesses individual securities in its investment securities portfolio for impairment at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. An investment is impaired if the fair value of the security is less than its carrying value at the financial statement date. When a security is impaired, the Company then determines whether this impairment is temporary or other-than-temporary. In estimating other-than-temporary impairment (“OTTI”) losses, management assesses whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis.  If either of these criteria is met, the entire difference between amortized cost and fair value is recognized in earnings.  For securities that do not meet the aforementioned criteria, the amount of impairment recognized in earnings is limited to the amount related to credit losses, while impairment related to other factors is recognized in other comprehensive income.  Management utilizes cash flow models to segregate impairments principally on selected non-agency mortgage backed securities to distinguish between impairment related to credit losses and impairment related to other factors.  To assess for OTTI, management considers, among other things, (i) the severity and duration of the impairment; (ii) the ratings of the security; (iii) the overall transaction structure (e.g., the Company’s position within the structure, the aggregate, near term financial performance of the underlying collateral, delinquencies, defaults, loss severities, recoveries, prepayments, cumulative loss projections, and discounted cash flows); and (iv) the timing and magnitude of a break in modeled cash flows.

Management considers whether an investment security is within the scope of EITF 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets,” and EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20,” at the time of purchase by review of the rating assigned. To date, all securities acquired by the Company have been agency securities or had an assigned rating of AA or higher at the time of acquisition.

As of June 30, 2009, the Company’s securities portfolio consisted of 110 separate securities, 82 of which were in an unrealized loss position. The Company’s securities are discussed in greater detail below:

Mortgage-backed Securities – Agency
At June 30, 2009 the Bank owned 35 securities, with an unpaid principal balance of $33 million, issued by U.S. government-sponsored sponsored entities and agencies, primarily Fannie Mae and Freddie Mac, institutions which the U.S. government has affirmed its commitment to support. Of these 35 securities, seven have an unrealized loss each of which is less than 250 basis points. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these mortgage-backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at June 30, 2009.

Mortgage-backed Securities – Non-agency
The Company’s mortgage-backed securities portfolio includes 72 non-agency securities, of which 70 were in an unrealized loss position, with a fair value of $341 million which had gross unrealized losses of approximately $62 million. At June 30, 2009, based on the carrying value and the lowest rating assigned, the securities portfolio consisted of 44% securities rated A or higher, 8% BBB rated securities and 48% securities rated below investment grade. Based on the highest rating assigned, approximately 82% of the portfolio is investment grade. Overall delinquencies for this subcategory remain satisfactory; however, reflecting the overall U.S. mortgage market, delinquencies increased in the current quarter. Management expects these delinquency levels to level off in the last half of 2009 based on their performance to date, and on the expected effects of loan restructuring programs underway. At June 30, 2009, management expects full recovery as the securities approach their maturity date or repricing date or if market yield for such investments decline.

Included in collateralized mortgage obligations – private, held to maturity were securities that are collateralized by prime CMO securities. These securities have an amortized cost of $201 million of prime securities and $39 million of Alt-A securities, of which $166.9 million has received one or more ratings declines by rating agencies since acquisition. The remainder of this category remains AAA rated by at least one agency. Payments continue to be made for each of these securities. Based on our analysis and our review of the independent analyses performed by third parties on these securities and other securities in our portfolio, the Company believes the decline in fair value of securities deemed temporarily impaired is due to current temporary conditions in the marketplace. For the $180 million of securities in this category with fair value price estimates below amortized cost for twelve months or more, less than one percent cumulative losses have been realized to date. Credit support for these securities has increased from 5.3% at origination to 6.7% at June 30, 2009. The vast majority of this category consists of prime loans, with a weighted average loan-to-value of 69% at origination, and only 3% of loans with a loan-to-value ratio in excess of 80% at origination. Overall delinquencies for this subcategory remain satisfactory; however, reflecting the overall U.S. mortgage market, delinquencies increased in the quarter ended June 30, 2009. Management expects these delinquency levels to level off in the last half of 2009 based on their performance to date, and on the expected effects of loan restructuring programs underway. At June 30, 2009, management expected full recovery as the securities approach their maturity date or repricing date or if market yield for such investments decline.

Included in mortgage-backed securities – private, held to maturity, were securities that are collateralized primarily by prime hybrid mortgages. These securities have a total amortized cost of $135 million, of which $114 million, or 85%, have received one or more ratings declines by the ratings agency since acquisition. This category includes five securities collateralized by Alt-A mortgages totaling $20 million. Payments continue to be made for all of these securities. Based on our analysis and our review of the independent analyses performed by third parties on these securities and other securities in our portfolio, the Company believes the decline in fair value of securities deemed temporarily impaired is mainly due to current temporary conditions in the marketplace. While $100.5 million of these securities has had a fair value price estimate below amortized cost for twelve months or more, current credit support levels have increased from 5.9% at origination to 7.1% at June 30, 2009. Such support tranches are expected to continue to increase as subordinate tranches to these securities pay off and cash flows are allocated within the CMO structure. Management expects delinquency levels to level off as private loan restructuring programs and the Homeowners Affordability and Stability Plan are implemented. Within this category, management recognized OTTI on two securities where it was deemed appropriate due to various factors in our analysis.

During 2008, the Company incurred OTTI on two private-label held-to-maturity collateralized mortgage obligations, which had an amortized cost of $9.4 million. The securities were written down to the estimated fair value of $5.3 million, representing an OTTI of $4.1 million. All principal and interest payments have been made to date in accordance with the terms of each security. Although the securities have continued to perform in accordance with their terms, the securities were deemed OTTI based on the extent and duration of the decline in fair value below amortized cost given consideration to liquidity in the marketplace at the time and uncertainty of a recovery of expected future cash flows. These two securities evidenced further impairment at June 30, 2009, after the adoption of FSP FAS 115-2 and, accordingly, the Company incurred a charge of $603,000, reflected in other noninterest income, to reflect the credit loss of the additional OTTI.

Other Securities
The Company’s SBA pooled securities consist of 16 securities each of which was in an unrealized loss position.  Such securities are guaranteed as to principal by the SBA. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these SBA pooled securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at June 30, 2009.

The table below presents a roll forward of the credit losses recognized in earnings for debt securities held and not intended to be sold:

Other-than-temporary
Loss Recognized as
Credit Loss in Earnings
(Dollars in thousands)
Beginning balance of credit losses at April 1, 2009	$3,300
Current period credit losses	603
Total credit losses	3,903
Previously recognized other-than-temporary loss related to non-credit losses	-
Ending balance of credit losses at June 30, 2009	$3,903

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

4. Loans Held for Sale

Loans held for sale consist of the following:

	June 30, 2009	December 31, 2008
	(Dollars in thousands)
Community bank loans:
Commercial real estate	$56,097	$49,031
Multifamily	22,229	29,074
SBA originated, guaranteed portions	4,181	5,370
Purchase premiums, net	131	177
Wholesale loans:
Residential	199,901	212,083
Purchase premiums, net	1,270	1,352
	283,809	297,087
Less valuation allowance to reduce loans held for sale to the lower of cost or fair value	3,931	5,467
Loans held for sale, net	$279,878	$291,620

Activity in the valuation allowance to carry loans held for sale at the lower of cost or fair value is summarized as follows:

	Six months Ended
	June 30, 2009	June 30, 2008
	(Dollars in thousands)
Balance at beginning of period	$5,467	$3,021
(Benefit)/provision to (reduce)/increase the carrying value of loans held for sale to the lower of cost or fair value	(325)	565
Charge-offs	(1,212)	(128)
Recoveries	1	1
Balance at end of period	$3,931	$3,459

5. Loans Held for Investment

Loans held for investment consist of the following:

	June 30, 2009	December 31, 2008
	(Dollars in thousands)
Community bank loans:
Commercial real estate	$453,283	$434,399
Construction and development	408,408	401,009
Commercial	161,308	134,435
Multifamily	25,223	20,381
Consumer	43,150	49,440
Premium, net	192	216
Unearned fees, net	(5,333)	(3,565)
Wholesale loans:
Residential	101,824	125,630
SBA purchased, guaranteed portions	71,149	80,110
Premium on SBA purchased, guaranteed portions	6,348	7,084
Premium, discount, net	324	345
	1,265,876	1,249,484
Less allowance for credit losses	25,520	16,183
Loans held for investment, net	$1,240,356	$1,233,301

Activity in the allowance for credit losses on loans held for investment is summarized as follows:

	Six months Ended
	June 30, 2009	June 30, 2008
	(Dollars in thousands)
Balance at beginning of period	$16,183	$8,000
Provision for credit losses	10,459	4,023
Charge-offs	(1,162)	(261)
Recoveries	40	-
Balance at end of period	$25,520	$11,762

The following lists information related to nonperforming loans held for investment and held for sale:

	June 30, 2009	December 31, 2008
	(Dollars in thousands)
Loans on nonaccrual status in the held for investment portfolio	$28,426	$8,647
Loans on nonaccrual status in the held for sale portfolio	10,360	13,252
Total nonperforming loans	$38,786	$21,899

The aggregate unpaid principal balance of government-sponsored accruing loans that were past due 90 or more days was $6.7 million and $6.5 million at June 30, 2009 and December 31, 2008, respectively. These accruing loans are not included in the balances of nonperforming loans above.

Impaired loans, as defined under SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” totaled $32.7 million and $3.3 million at June 30, 2009 and December 31, 2008, respectively.  The related allowance allocated to impaired loans was $5.8 million and $1.7 million at June 30, 2009 and December 31, 2008, respectively. There was no interest recognized in the periods on loans while they were considered impaired. Included in impaired loans was one loan totaling $11.2 million, which was deemed impaired due to a concessionary rate granted to the borrower during the first quarter of 2009.  This loan is performing under its revised terms and remains on accrual at June 30, 2009.

6. Mortgage Servicing Rights

The activity in the mortgage servicing rights is summarized as follows:

	Six months Ended
	June 30, 2009	June 30, 2008
	(Dollars in thousands)
Balance at beginning of period	$10,356	$12,831
Originations	73	63
Amortization	(1,382)	(1,381)
Balance before valuation allowance at end of period	9,047	11,513

Valuation allowance for impairment of mortgage servicing rights
Balance at beginning of period	(860)	(860)
Balance at end of period	(860)	(860)
Mortgage servicing rights, net	$8,187	$10,653

The estimated fair value of mortgage servicing rights at June 30, 2009, was $8,187,000.  The Company determined fair value in accordance with SFAS 157.  See Note 15 - Fair Value of Financial Assets to the consolidated financial statements for a discussion of the fair value determination.

During the six months ended June 30, 2009 and 2008, the Company recognized originated mortgage servicing rights of $73,000 and $63,000, respectively.  The amounts of originated mortgage servicing rights recognized in 2009 and 2008 were the result of the sale of the guaranteed portions of originated SBA 7a loans collateralized by mortgages.  The mortgage servicing rights were determined based upon the relative fair value of the servicing asset in comparison to the guaranteed portion of the loan sold, the unguaranteed portion retained, and the servicing asset.

The Company’s servicing portfolio (excluding subserviced loans), is comprised of the following:

	June 30, 2009		December 31, 2008
		Principal		Principal
	Number	Balance	Number	Balance
	of Loans	Outstanding	of Loans	Outstanding
	(Dollars in thousands)
Freddie Mac	1,477	$56,973	1,666	$63,205
Fannie Mae	5,296	280,403	5,842	308,019
Ginnie Mae	4,143	225,983	4,747	251,435
VA, FHA, conventional and other loans	3,378	263,348	3,550	279,091
Total servicing portfolio	14,294	$826,707	15,805	$901,750

The Company’s custodial escrow balances shown in the accompanying consolidated balance sheets at June 30, 2009 and December 31, 2008, pertain to payments held in escrow in respect of taxes and insurance and the float on principal and interest payments on loans serviced and owned by the Company. The custodial accounts are maintained at the Bank in noninterest-bearing accounts. The balance of custodial accounts fluctuates from month to month based on the pass-through of the principal and interest payments to the ultimate investors and the timing of taxes and insurance payments.

7. Deposits

Deposit account balances are summarized as follows:

	June 30, 2009			December 31, 2008
	Amount	Percent	Weighted Average Rate	Amount	Percent	Weighted Average Rate
	(Dollars in thousands)
Savings accounts	$459	0.02%	0.25%	$299	0.02%	0.25%
NOW and DDA accounts	582,389	31.31	0.19	624,064	36.18	0.17
Money market accounts	1,007,588	54.17	0.65	958,837	55.60	0.79
Subtotals	1,590,436	85.50	0.48	1,583,200	91.80	0.55
Certificate accounts	269,654	14.50	2.55	141,472	8.20	3.53
Total deposits	$1,860,090	100.00%	0.78%	$1,724,672	100.00%	0.79%

The following table presents concentrations of deposits at the Bank at the dates presented:

	June 30, 2009	December 31, 2008
	(Dollars in thousands)
UW Trust Company	$5,067	$31,915
Matrix Financial Solutions, Inc.	208,952	203,329
Legent Clearing, LLC	94,610	120,178
Other Deposit Concentrations	1,194,160	1,130,860

UW Trust Company – represents fiduciary assets under administration by UW Trust, a wholly owned subsidiary of the Company, that are in NOW, demand and money market accounts. Included in this balance at UW Trust is a series of accounts for one life settlement agent for special asset acquisitions and administration with a balance of $917,000 and $30.4 million at June 30, 2009 and December 31, 2008, respectively. Management elected to restructure this relationship and terminate certain elements of business with respect to this large life settlement agent account. The restructured relationship will now allow the Company to pursue business in the same industry on a non-exclusive basis subject to approval by the Texas Department of Banking.

Matrix Financial Solutions, Inc. (“MFSI”) – represents customer assets under administration by MFSI that are in NOW and money market accounts. The Company sold its approximate 7% interest in MFSI, during the first quarter of 2009.

Legent Clearing, LLC – represents institutional deposits received through Legent Clearing, LLC, that are in NOW and money market accounts. Certain officers of the Company hold an indirect minority interest in Legent Clearing, LLC.

Other Deposit Concentrations – represents deposit funds from six institutional relationships maintained by the Bank as of June 30, 2009 and December 31, 2008. Included in other deposit concentrations are institutional balances from Equity Trust, with balances of $841.7 million and $822.8 million at June 30, 2009 and December 31, 2008, respectively. The balances from Equity Trust include the custodial deposits associated with the UW Trust asset sale, which is discussed in Note 17 Discontinued Operations – Sale of UW Trust Assets.

Included in certificate accounts are approximately $79.5 million and $35.0 million of brokered deposits as of June 30, 2009 and December 31, 2008, respectively.

The aggregate amount of certificate accounts with a balance greater than $100,000 or more (excluding brokered deposits) was approximately $50.5 million and $40.1 million of June 30, 2009 and December 31, 2008, respectively.

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

The balances of FHLBank borrowings are as follows:

	June 30, 2009	December 31, 2008
	(Dollars in thousands)
FHLBank of Topeka borrowings	$190,000	$200,000
FHLBank of Dallas borrowings	26,665	26,721
	$216,665	$226,721

Available unused borrowings from FHLBank of Topeka totaled $226,242,000 at June 30, 2009.

9. Borrowed Money

Borrowed money is summarized as follows:

	June 30, 2009	December 31, 2008
	(Dollars in thousands)
Borrowed Money
Revolving line of credit to a third-party financial institution, through September 30, 2009, renewable annually, collateralized by the common stock of the Bank; interest at 30-day LIBOR plus 3%; (3.32% at June 30, 2009), none available at June 30, 2009	$30,000	$28,000
Subordinated debt securities, interest payments due quarterly at three-month LIBOR plus 2.75% (3.37% at June 30, 2009), maturing February 13, 2014	10,000	10,000
Assets sold under agreements to repurchase:
Company structured repurchase agreements	75,000	75,000
Customer repurchase agreements	3,529	6,265
Total	$118,529	$119,265

The Company’s $30 million revolving line of credit to a third-party financial institution was renewed on June 29, 2009 until September 30, 2009.  This facility is for general corporate purposes. The Company must comply with certain financial and other covenants contained in the credit agreement including, among other things, the maintenance by the Bank of specific asset quality ratios, and “well capitalized” regulatory capital ratios. Also, the credit agreement limits the Company’s ability to incur additional debt above specified levels.  The Company was in compliance with the covenants as of June 30, 2009.  The amendment to the credit agreement calls for a payment of $5 million prior to September 30, 2009 at which time the facility will be reduced to $25 million.

Assets sold under agreements to repurchase are agreements in which the Bank acquires funds by selling securities to another party under a simultaneous agreement to repurchase the same securities at a specified price and date. The Bank’s structured repurchase agreements each contain an option that is held by the counterparty to terminate the agreement on the call date or quarterly thereafter. The Bank enters into repurchase agreements and also offers a demand deposit account product to customers that sweeps their balances in excess of an agreed upon target amount into overnight repurchase agreements.

The Bank structured repurchase agreements at June 30, 2009 are as follows:

Counterparty	JP Morgan	JP Morgan	Citigroup
Principal balance	$25,000,000	$25,000,000	$25,000,000
Base interest rate	4.97%	4.91%	4.49%
Stated maturity date	September 28, 2011	November 21, 2011	February 21, 2012
Call date	December 28, 2009	November 23, 2009	November 23, 2009

10. Junior Subordinated Debentures Owed to Unconsolidated Subsidiary Trusts

The Company sponsored three trusts that have outstanding balances as of June 30, 2009. These trusts were formed in the years 200, 2004 and 2005 for the purpose of issuing corporation-obligated mandatorily redeemable capital securities (the “capital securities”) to third-party investors and investing the proceeds from the sale of such capital securities exclusively in junior subordinated debt securities of the Company (the “debentures”). The debentures held by each trust are the sole assets of that trust. Distributions on the capital securities issued by each trust are payable semiannually or quarterly at a rate per annum equal to the interest rate being earned by the trust on the debentures held by that trust. The capital securities are subject to mandatory redemption, in whole or in part, upon repayment of the debentures. The Company has entered into agreements which, taken collectively, fully and unconditionally guarantee the capital securities subject to the terms of each of the guarantees.

The following table presents details on the junior subordinated debentures owed to unconsolidated subsidiary trusts at June 30, 2009.

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

The Tier 1 and total capital ratios are calculated by dividing the respective capital amounts by risk-weighted assets. Risk-weighted assets are calculated based on regulatory requirements and include total assets, allocated by risk weight category, and certain off-balance-sheet items (primarily loan commitments). The leverage ratio is calculated by dividing Tier 1 capital by adjusted total assets.

The Bank has been notified by the OTS that, as of its most recent regulatory examination, it is regarded as well capitalized under the regulatory framework for prompt corrective action. Such determination has been made based on the Bank’s Tier 1, total capital, and leverage ratios. There have been no conditions or events since this notification that management believes would change the Bank’s categorization as well capitalized under the aforementioned ratios.  For a discussion of conditions or events that could change the Bank’s categorization please see Item II. – Risk Factors.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of June 30, 2009
Total Capital (to Risk Weighted Assets)	$192,671	10.2%	$151,564	8.0%	$189,455	10.0%
Core Capital (to Adjusted Tangible Assets)	172,367	7.2	95,612	4.0	119,407	5.0
Tier 1 Capital (to Risk Weighted Assets)	172,367	9.1	N/A	N/A	113,673	6.0

As of December 31, 2008
Total Capital (to Risk Weighted Assets)	$189,536	10.6%	$143,719	8.0%	$179,648	10.0%
Core Capital (to Adjusted Tangible Assets)	174,034	7.7	91,049	4.0	113,812	5.0
Tier 1 Capital (to Risk Weighted Assets)	174,034	9.7	N/A	N/A	107,811	6.0

12. Stock-Based Compensation

Stock Options

A summary of the Company’s stock option and non-vested stock awards activity, and related information, is as follows:

	Six Months Ended June 30, 2009
		Non-Vested Restricted Stock Awards Outstanding		Stock Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Exercise Price
Balance January 1, 2009	1,027,307	104,248	$19.84	1,034,535	$19.37

Granted	(121,658)	86,348	9.44	35,310	9.37
Forfeited	41,630	(9,835)	19.02	(31,795)	20.15
Director shares	(11,923)	-	-	-	-
Stock awards vested	-	(21,626)	20.12	-
Balance June 30, 2009	935,356	159,135	$14.21	1,038,050	$19.01

Fully vested and shares expected to vest total approximately 975,000 at June 30, 2009.

The Company’s shareholders approved the 2007 Equity Incentive Plan (the “2007 Plan”) at the 2007 annual meeting, which the Board of Directors subsequently amended on December 17, 2008, to make minor revisions for purposes of complying with Section 409A of the Internal Revenue Code of 1986, as amended.  The 2007 Plan provides a variety of long-term equity based incentives to officers, directors, employees and other persons providing services to the Company and authorizes the Compensation Committee to grant options as well as other forms of equity based incentive compensation, such as restricted stock awards, stock appreciation rights, performance units and supplemental cash payments. At June 30, 2009, there were 159,135 non-vested restricted stock awards outstanding. These awards vest 20% annually on the anniversary date of the grant over a five-year period. Unrecognized stock-based compensation expense related to non-vested stock awards was $2.1 million as of June 30, 2009. At such date, the weighted average period over which this unrecognized expense was expected to be recognized was 3.9 years.

In light of the approval of the 2007 Plan by the Company’s shareholders on May 17, 2007, the Company does not intend to grant any additional stock options under the Company’s prior stock option plan.

The fair value of each stock option award is estimated on the date of grant using the Hull-White model, an enhanced trinomial lattice-based model, which takes into account certain dynamic assumptions about interest rates, expected volatility, expected dividends, employee exercise patterns, forfeitures and other factors. Expected volatility is based primarily on historical volatility of the closing price of the Company’s common stock. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the date of grant with a term equal to the life of the option. The expected term of options granted is derived using the lattice-based model and represents the period of time that options granted are expected to be outstanding and post-vesting employee behavior by group of employee. Forfeitures are estimated outside of the Hull-White model based on attrition studies performed annually. As the Board has declared regular $0.06 quarterly dividends, these are considered in the option valuation. The weighted-average fair value of options granted during the three months ended June 30, 2009 was $3.10 per share. The intrinsic value of outstanding options at June 30, 2009, was $0. Outstanding stock options have a weighted average remaining contractual term of 7.3 years, and future compensation expense associated with those options is approximately $1.8 million. The remaining expense is expected to be recognized over the weighted average period of 2.6 years. Options outstanding and exercisable were granted at stock option prices that were not less than the fair market value of the common stock on the date the options were granted and no option has a term in excess of ten years. Employee options vest ratably over a five-year period.

The following weighted-average assumptions were used to estimate the fair value of options granted during the periods:

Six Months Ended
	June 30, 2009	June 30, 2008
Expected volatility	57.80% - 69.40%	25.20% - 25.90%
Expected dividend yield	2.54% - 3.04%	1.27% - 1.40%
Risk-free interest rate	2.90% - 3.27%	3.55% - 3.88%
Expected term (in years)	6.19 - 6.47	6.10 - 7.20
Weighted average grant date fair value	$1.98 - $3.10	$3.13 - $ 4.27

Employee Stock Purchase Plan

The Company has an employee stock purchase plan (“ESPP”). As of June 30, 2009, there were 145,005 ESPP Shares available for future issuance. The price at which ESPP Shares are sold under the ESPP is 85% of the lower of the fair market value per share of common stock on the enrollment date or the purchase date. It is presently estimated that 26,812 shares will be issued through the ESPP for 2009. The expenses associated with such share-based payments were $22,000 and $24,000 for the quarters ended June 30, 2009 and June 30, 2008, respectively, and $44,000 and $48,000 for the six months ended June 30, 2009 and June 30, 2008, respectively.

13. Income Taxes

Income tax expense was as follows:

	Six Months Ended
	June 30, 2009	June 30, 2008
	(Dollars in thousands)
Current income tax (benefit) provision	$(15,055)	$4,531
Deferred income tax (benefit)	(2,752)	(1,855)
Income tax (benefit) expense from continuing operations	$(17,807)	$2,676

Income tax expense from discontinued operations (Note 17)	$20,620	$89

Effective tax rate	27.9%	30.1%

The Company’s effective tax rate for the three months ended June 30, 2009 and 2008 is below the statutory tax rate due to: (i) realization of New Markets Tax Credits, which have been deployed at a subsidiary of the Bank, which were $624,000 and $593,000 for the six months ended June 30, 2009 and June 30, 2008, respectively; (ii) tax exempt earnings, which principally relate to income from bank owned life insurance, and (iii) a change in apportionment due to an increase in income allocable to the State of Texas in 2009.

At June 30, 2009 and December 31, 2008, the Company had accrued $348,000 related to unrecognized tax benefits. This amount is accrued in other liabilities in the consolidated balance sheet.

Interest and penalties associated with the liability for unrecognized benefits is approximately $245,000 at June 30, 2009 and December 31, 2008, and is included in other liabilities in the consolidated balance sheet.

14. Segment Information

Under SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” the Company has three reportable segments: (i) a community banking subsidiary, (ii) a custodial escrow and paying agent services subsidiary, and (iii) a mortgage banking subsidiary. The remaining subsidiaries are included in the “all others” category and consist primarily of the parent company operations. The Company’s segments are more fully described in Note 2 to the audited financial statements in the Company’s Form 10-K for the year ended December 31, 2008.

		Custodial and
	Community	Advisory	Mortgage	All
	Banking	Services	Banking	Others	Total
	(Dollars in thousands)
Quarter ended June 30, 2009:
Revenues from external customers:
Interest income	$25,676	$-	$223	$76	$25,975
Noninterest income	1,550	172	913	(1,056)	1,579
Loss on available for sale securities	(46,980)	-	-	-	(46,980)
Intersegment revenues	40	19	38	(49)	48
Segment income (loss) from continuing operations before income taxes	(47,803)	14	(161)	(5,148)	(53,098)

Six Months ended June 30, 2009:
Revenues from external customers:
Interest income	$51,562	$-	$434	$103	$52,099
Noninterest income	2,084	288	1,973	2,933	7,278
Loss on available for sale securities	(46,980)	-	-	-	(46,980)
Intersegment revenues	87	41	77	(57)	148
Segment income (loss) from continuing operations before income taxes	(44,371)	(1)	(417)	(3,269)	(48,058)

Segment assets	2,360,450	3,271	5,960	52,184	2,421,865

Quarter ended June 30, 2008:
Revenues from external customers:
Interest income	$27,049	$-	$396	$49	$27,494
Noninterest income	700	251	1,080	191	2,222
Intersegment revenues	222	24	164	(19)	391
Segment income (loss) from continuing operations before income taxes	6,314	133	(177)	(1,994)	4,276

Six Months ended June 30, 2008:
Revenues from external customers:
Interest income	$56,066	$-	$753	$155	$56,974
Noninterest income	1,399	527	2,416	417	4,759
Intersegment revenues	549	55	376	(94)	886
Segment income (loss) from continuing operations before income taxes	12,753	262	(162)	(3,909)	8,944

Segment assets	2,143,073	3,695	3,747	23,411	2,173,926

15. Fair Value of Financial Assets

SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset in an orderly transaction between market participants at the measurement date. The price in the principal (or most advantageous) market used to measure the fair value of the asset or liability shall not be adjusted for transaction costs. An orderly transaction is a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets and liabilities; it is not a forced transaction. Market participants are buyers and sellers in the principal market that are (i) independent, (ii) knowledgeable, (iii) able to transact, and (iv) willing to transact.

SFAS 157 requires the use of valuation techniques that are consistent with the market approach, the income approach, and/or the cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities. The income approach uses valuation techniques to convert future amounts, such as cash flows or earnings, to a single present amount on a discounted basis. The cost approach is based on the amount that currently would be required to replace the service capacity of an asset (replacement cost). Valuation techniques should be consistently applied. Inputs to valuation techniques refer to the assumptions that market participants would use in pricing the asset or liability. Inputs may be observable, meaning those that reflect the assumptions that market participants would use in pricing the asset or liability developed based on market data obtained from independent sources, or unobservable, meaning those that reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. In that regard, SFAS 157 establishes a fair value hierarchy that gives the highest priority to quoted prices in active markets for assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

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

Financial assets and financial liabilities measured at fair value on a recurring basis include the following:

Available for sale securities. Securities available for sale are comprised of agency securities and nonagency securities (private label) collateralized mortgage obligations.

•
Agency securities are reported at fair value using Level 1 inputs. Management believes Level 1 is appropriate for agency securities due to the relative availability of pricing transparency for such securities in the marketplace.

•
Nonagency securities (private label) collateralized mortgage obligations are reported at fair value using Level 2 inputs. Management believes Level 2 is appropriate for these securities because the Company obtains fair value measurements from four sources. Two are widely known pricing services including an independent pricing service that was utilized by the FHLBank Topeka to determine the collateral value of such securities in the borrowings obtained by the Bank. The third source is an independent consultant that performs fair market valuation for securities identified by management as requiring additional analysis in order to ascertain fair value in accordance with SFAS 157. Generally, if the pricing services’ value of the security are reasonably comparable and appears reasonable given the characteristics of the underlying loan pool that determine the fair value of the security, that price is utilized as estimated fair value. Management believes such prices represent observable market data per se, and are based, in part, upon dealer quotes. Generally, if there are significant disparities in the prices between the pricing services, and the security has an unpaid principal balance of over $2 million, and there is an unrealized loss of over $1 million, the Company considers whether the pricing service fair value estimate is based on sufficient market activity and the performance characteristics of the loan pool underlying the particular security and conclude whether the pricing service has provided an estimate that represents fair value in accordance with SFAS 157. Management has direct observable data for these securities based on this pricing service and based on other market data that is available. This data that is available includes market research of various well known firms and includes information on yield, duration, repayment, defaults, delinquency and other factors. Management is comfortable with the data utilized by the pricing service based on its review of documentation and discussion with personnel from these entities.  The last source is an internal model which is used to validate the selection of the other three sources and is an income approach model.

•
At December 31, 2008 the Company owned nonagency securities collateralized by payment-option-adjustable-rate mortgages, which were reported at fair value using Level 3 inputs. The fair value of payment-option-adjustable-rate mortgages were determined through an independent third party using cash flow models and assumptions as to the future performance of the underlying loan pools. Management concluded that this value was based on unobservable market data because the fair value was determined through proprietary cash flow models. While management believes the assumptions used by the third party were reasonable, since the cash flow models were based on assumptions about future events and future performance of the underlying collateral, they were based on unobservable market data. Further, management believes the valuation of payment-option-adjustable-rate mortgage backed securities was less certain due to the age of the securities as these were a 2006 vintage origination and the behavior of these instruments was comparatively unknown as compared to other mortgage-backed securities that did not have performance history in stressed markets.

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis. These instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  Financial assets and liabilities measured at fair value on a non-recurring basis include the following:

Loans held for sale. Loans held for sale include residential, multifamily and SBA originated loans, which are reported in the aggregate at the lower of cost or fair value using Level 3 inputs. For these loans, the Company obtains fair value using a cash flow model. The fair value measurements consider observable data that may include loan type, spreads for other similar whole loans and mortgage-backed securities, prepayment speeds, servicing values, index values, and when applicable, outstanding investor commitments. Management makes certain adjustments to the data inputs that it believes other market participants would consider in estimating the fair value of the Company’s residential held for sale portfolio including: delinquency, existence of government guarantees, seasoning, loan to value ratios, FICO scores, foreclosure levels, loss severities, among other factors. During the first half of 2009, interest rates and spreads on residential loans held for sale contracted, which favorably impacted valuations of residential loans held for sale; however, an increase in delinquencies substantially offset the impact of interest rates and spreads.  The Company recorded a recovery to its previously established valuation allowance of $325,000 that increased the carrying value of residential loans held for sale to reflect fair value. The remaining change in value from December 31, 2008, when the balance was $212,083,000, was due to repayments of $11.7 million and $524,000 transferred to real estate owned.

Mortgage servicing rights. Mortgage servicing rights are reported at the lower of cost or fair value using Level 3 inputs. Management engages an independent third party to perform a valuation of its mortgage servicing rights periodically. Mortgage servicing rights are valued in accordance with SFAS 140 using discounted cash flow modeling techniques that require management to make estimates regarding future net servicing cash flows, taking into consideration actual and expected mortgage loan prepayment rates, discount rates, servicing costs, and other economic factors. Certain adjustments to inputs are made to reflect the specific characteristics of the Company's portfolio.  During the six months ended June 30, 2009, the change in value of the asset versus December 31, 2008, was due to amortization.

Impaired securities. Held to Maturity securities deemed other-than-temporarily impaired are reported at the estimated fair value of the security using Level 3 inputs. Level 3 is appropriate for these securities as there is very little trading volume of such securities and, as a result, the Company relies upon a valuation of these securities using a cash flow forecast model that incorporates elements of market participants prepared by an independent third party. The methodology used to determine estimated fair value is identical to the methodology discussed above in Available for sale securities and that is subject to the same levels of review.

Impaired loans. Certain impaired loans are reported at the fair value of the underlying collateral if management concludes repayment is expected solely from the collateral. Collateral values are estimated using Level 2 inputs based on observable market data or Level 3 inputs based on customized discounting criteria. During the quarter ended June 30, 2009, impaired loans were remeasured and reported at fair value through a specific valuation allowance allocation of the allowance for credit losses based upon the fair value of the underlying collateral. Impaired loans with a carrying value of $21.5 million were reduced by specific valuation allowance allocations totaling $5.8 million to a total reported fair value of $15.7 million utilizing Level 3 valuation inputs.  The provision for credit losses on impaired loans made during the quarter ended June 30, 2009 totaled $1.5 million, and for the six months ended June 30, 2009 totaled $3.5 million.

The following represents assets measured at fair value on a recurring basis as of June 30, 2009 and December 31, 2008.  The valuation methodology used to measure the fair value of these securities is described earlier in this Note (There are no liabilities measured at fair value):

	Quoted Prices in	Significant	Significant
	Active Markets for	Other Observable	Other Unobservable	Total
	Identical Assets	Inputs	Inputs	Fair
Description	(Level 1)	(Level 2)	(Level 3)	Value
	(Dollars in thousands)
Assets at June 30, 2009:
Investment securities available-for-sale
Mortgage backed securities-agency/residential	$13,076	$-	$-	$13,076
SBA securities	-	211	-	211
Collateralized mortgage obligations private	-	25,070	-	25,070
Total investment securities available-for-sale	$13,076	$25,281	$-	$38,357

Assets at December 31, 2008:
Investment securities available-for-sale
Mortgage backed securities-agency/residential	$15,628	$-	$-	$15,628
SBA securities	-	223	-	223
Collateralized mortgage obligations	-	27,788	-	27,788
Mortgage-backed securities collateralized by option arm mortgage loans	-	-	15,934	15,934
Total investment securities available-for-sale	$15,628	$28,011	$15,934	$59,573

The table below presents a reconciliation of the securities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2009.

	Investment securities available-for sale
	(Dollars in thousands)
	Three Months	Six Months
Balance beginning of period	$18,327	$15,934
Loss realized in earnings	(46,980)	(46,980)
Included in other comprehensive income	29,048	31,452
Settlements	(395)	(406)
Transfers in and/or out of Level 3	-	-
Balance June 30, 2009	$-	$-

The following represents financial assets measured at fair value on a nonrecurring basis as of June 30, 2009 and December 31, 2008.  The valuation methodology used to measure the fair value of these assets is described earlier in the Note.

	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable	Total
	Identical Assets	Inputs	Inputs	Fair
Description	(Level 1)	(Level 2)	(Level 3)	Value
	(Dollars in thousands)
Assets at June 30, 2009:
Loans held for sale	-	-	$279,878	$279,878
Impaired loans	-	-	15,699	15,699
Mortgage Servicing Rights	-	-	8,187	8,187
Other-than-temporarily impaired securities	-	-	4,350	4,350

Assets at December 31, 2008:
Loans held for sale	-	-	$291,620	$291,620
Impaired loans	-	-	1,658	1,658
Mortgage Servicing Rights	-	-	9,496	9,496
Other-than-temporarily impaired securities	-	-	6,581	6,581

Nonfinancial assets measured on a nonrecurring basis are summarized below:

	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable	Total
	Identical Assets	Inputs	Inputs	Fair
Description	(Level 1)	(Level 2)	(Level 3)	Value
(Dollars in thousands)
Assets at June 30, 2009:
Foreclosed real estate	-	-	$3,920	$3,920

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

During the six months ended June 30, 2009 there were no transfers out of Level 3 financial assets.

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

	June 30, 2009		December 31, 2008
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$289,004	$289,004	$22,880	$22,880
Investment securities – available for sale	38,357	38,357	59,573	59,573
Investment securities – held to maturity	443,221	382,837	498,464	429,526
Loans held for sale, net	279,878	279,878	291,620	291,620
Loans held for investment, net	1,240,356	1,226,048	1,233,301	1,239,399
FHLBank stock	12,234	N/A	29,046	N/A
Accrued interest receivable	7,787	7,787	8,973	8,973

Financial liabilities:
Deposits	$1,860,090	$1,860,508	$1,724,672	$1,727,182
Custodial escrow balances	41,722	41,722	29,697	29,697
FHLBank borrowings	216,665	228,382	226,721	242,620
Borrowed money	118,529	123,098	119,265	124,630
Junior subordinated debentures	30,442	29,712	30,442	29,759
Accrued interest payable	2,147	2,147	1,902	1,902

The following methods and assumptions used by the Company in estimating the fair value of the financial instruments are described in the Company’s Annual Report on Form 10-K.

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

A summary of the contractual amount of significant commitments follows:

	June 30, 2009	December 31, 2008
	(Dollars in thousands)
Commitments to extend credit:
Loans secured by mortgages	$58,562	$110,249
Construction and development loans	80,633	151,195
Commercial loans and lines of credit	51,772	65,362
Consumer loans	789	340
Total commitments to extend credit	$191,756	$327,146
Standby letters of credit	$9,880	$12,077

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

Contingencies – Legal

The Company and its subsidiaries are from time to time party to various litigation matters, in most cases involving ordinary and routine claims incidental to the Company’s business. The Company accrues liabilities when it is probable future costs will be incurred and such costs can be reasonably estimated. Such accruals are based upon developments to date, the Company’s estimates of the outcome of these matters and its experience in contesting, litigating and settling other matters. Because the outcome of most litigation matters is inherently uncertain, the Company will accrue a loss for a pending litigation matter if the loss is probable and can be reasonably estimated. Based on evaluation of the Company’s litigation matters and discussions with external legal counsel, management believes that an adverse outcome on the matters noted in the Company’s Annual Report on Form 10-K, against which no accrual for loss has been made at June 30, 2009, is reasonably possible but not probable, and that the outcome with respect to one or more of these matters, if adverse, is reasonably likely to have a material adverse impact on the consolidated financial position, results of operations or cash flows of the Company.

The legal contingencies of the Company are more fully described in the Company’s Form 10-K for the year ended December 31, 2008 under Item 3. Legal Proceedings and in Note 21 to the audited financial statements. During the six months ended June 30, 2009, there were no material changes to the information previously reported except as disclosed below and in Part II, Item 1, Legal Proceedings.

United Western Bancorp, Inc.  United Heritage Financial Group, Inc. and United Heritage Life Insurance Company v. First Matrix Investment Services Corporation et. al. On October 27, 2006, a complaint was filed against the Company and First Matrix, along with two former employees of First Matrix, in Idaho State District Court alleging violations of state securities laws, the Idaho Consumer Protection Act and fraud arising from the sale of an approximately $1.70 million mortgage backed bond from First Matrix to one of the plaintiffs. The case, which was subsequently removed to the U.S. District Court in Idaho on December 12, 2006, is based on the plaintiffs’ claims that First Matrix should have made certain disclosures regarding the risk of the withdrawal of a USDA government guarantee of the bond, which withdrawal subsequently occurred and the bond went into default. The Company and First Matrix may seek indemnification for the claims made against them in this case from the underwriter or from other potentially responsible parties. While the defendants’ liability, if any, to the plaintiffs in this case is uncertain at this time, the Company believes that the defendants have meritorious defenses to the plaintiffs’ claims.

United Western Bank.  Ward Enterprises, LLC v. Daniel E .McCabe et. al. including United Western Bank. In February 2008, the plaintiff filed a complaint in Colorado District Court for the City and County of Denver seeking damages from the holders of an institutional account at the Bank, the Bank, and a former employee of the Bank, for breach of fiduciary duties due to the plaintiff and aiding and abetting the conversion of approximately $1.84 million of plaintiff’s funds by the holder of the institutional account maintained at the Bank.  This litigation is presently stayed pending the outcome of related proceedings filed in the United States Bankruptcy Court for the Southern District of New York.  While the defendants’ liability, if any, to the plaintiff in this case is uncertain at this time, the Company believes that the defendants have meritorious defenses to the plaintiff’s claims.

United Western Bank. Anita Hunter et. al. v. Citibank, N.A et. al. including United Western Bank. The Bank received this class action complaint in July of 2009 brought by seven named plaintiffs on behalf of a class of approximately 330 similarly situated people residing throughout the United States, each of whom lost substantial sums ("Exchange Funds") entrusted to seven qualified intermediaries (“QIs”) to facilitate their respective Internal Revenue Code Section 1031 Exchanges. According to the complaint, the QIs were controlled by an individual named Edward Okun and certain other individuals who would gain access to the Exchange Funds and convert the Exchange Funds to their own use for personal gain.  The plaintiffs seek class certification for all similarly situated plaintiffs who lost Exchange Funds when they placed such funds using the QIs.  One of the QIs maintained accounts at the Bank for the purpose of holding Exchange Funds.  The plaintiffs allege that the Bank knowingly aided and abetted breaches of fiduciary duties by Mr. Okun by facilitating wire transfers of Exchange Funds from accounts at the QI at the Bank to accounts controlled by Mr. Okun and his related entities at other financial institutions. While the Bank’s liability, if any, to the plaintiffs in this case is uncertain at this time, the Company believes that the Bank has meritorious defenses to the plaintiffs’ claims.

United Western Bank. Highpoint Vista, LLC et. al. v. United Western Bank et. al. In July 2009, the plaintiffs, who are borrowers and/or guarantors on a $20.5 million loan secured by real estate, filed a complaint in the Colorado District Court for the City and County of Denver against the Bank and an officer of the Bank, seeking damages in excess of $10 million dollars against the Bank for breach of contract, breach of the covenant of good faith and fair dealing, breach of fiduciary duties and negligent misrepresentation. The plaintiffs allege that the Bank entered into an agreement with the borrowers whereby the Bank would issue a letter of credit to a third party, extend the maturity date on the real estate loan and approve the recording of a second deed of trust on the real estate securing the Bank’s loan and that the Bank failed to execute such letter of credit, extend the maturity date and approve the recording of a second deed of trust on the real estate, thereby causing damages to plaintiffs. While the Bank’s liability, if any, to the plaintiffs in this case is uncertain at this time, the Company believes that the Bank has meritorious defenses to the plaintiffs’ claims.

Contingencies – Guarantees

The Company maintains a liability related to its legacy mortgage banking operations at Matrix Financial for estimated losses on mortgage loans expected to be repurchased or on which indemnification is expected to be provided. The Company regularly evaluates the adequacy of this repurchase liability based on trends in repurchase and indemnification requests, actual loss experience, and other relevant factors including economic conditions. Total loans repurchased during the six months ended June 30, 2009 and 2008 were $99,000 and $394,000, respectively. Loans indemnified that remain outstanding at June 30, 2009 totaled $5.9 million, of which $2.1 million were guaranteed as to principal by FHA. Losses net of recoveries charged against the liability for estimated losses on repurchase and indemnification were $0 and $445,000 for the six months ended June 30, 2009 and 2008, respectively. At June 30, 2009 and December 31, 2008, the liability for estimated losses on repurchase and indemnification was $1.1 million and $1.2 million, respectively, and was included in other liabilities in the consolidated balance sheets.

In connection with the May 2006 sale of ABS School Services, LLC, the Company and Equi-Mor Holdings, Inc., a wholly owned subsidiary of the Company, guaranteed, for a five year period, the repayment of the loans sold to the purchaser up to an aggregate amount of $1.65 million, creating a recourse obligation for the Company. During the second quarter of 2009, the Company incurred no losses against its guarantee. The balance of the estimated liability at June 30, 2009 and December 31, 2008, was $445,000, and is included in other liabilities in the consolidated balance sheets.

17. Discontinued Operations – Sale of UW Trust Assets

As announced on June 29, 2009, the Company completed the sale of certain assets of UW Trust Company (formerly known as Sterling Trust Company) to Equity Trust Company and its affiliate, Sterling Administrative Services, LLC (together, the “Buyers”), for a purchase price of $61.4 million, subject to adjustment as provided for in the definitive purchase agreement governing the transaction.  The assets sold were associated with the custodial IRA and qualified employee benefit plan businesses of UW Trust. Under the terms of the sale, UW Trust received 25% of the purchase price in cash, $15.3 million, and financed the remaining 75% through a purchase money note, $46.0 million. The purchase money note is secured by all the assets of the Buyers as well as an assignment of the subaccounting agreement inclusive of all contract rights and fees relating to them.  The note provides for level principal payments over the seven year term and may be prepaid without penalty at any time.  The rate of interest is the prime rate, currently 3.25%, with a floor and a cap of 2.25% and 4.25%, respectively.  Management engaged a third party  to assess the value of the purchase money note received from the sale and concluded that a discount of 4.2% was required to reflect the fair value of the note.  Accordingly, the gain on sale was reduced by $1.9 million, which will be amortized into income as a yield adjustment on the note over its term.

As a result of the sale, the Company recorded an after tax gain of approximately $36.1 million for the quarter and six months ended June 30, 2009, which is included in discontinued operations for the same periods.  The operating results associated with the sale of UW Trust assets have been retrospectively presented as discontinued operations beginning January 1, 2008.  The operating results of UW Trust previously included in the Company’s custodial and advisory services segment, and now included in income from discontinued operations, net of income taxes are presented in the table below.

After the sale, UW Trust Company will retain and continue to operate its custodial escrow and paying agent lines of business.

	Quarter Ended		Six months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Net interest income after provision for credit losses	$-	$-	$-	$-
Noninterest income	4,904	2,331	7,410	4,617
Noninterest expense	2,432	2,222	5,256	4,368
Operating income before taxes from discontinued operations	2,472	109	2,154	249
Income tax provision	875	39	768	89
Operating income from discontinued operations	1,597	70	1,386	160
Gain on sale of certain assets and operations of UW Trust net of income tax provision of $19,852, $0, $19,852, $0, respectively	36,139	-	36,139	-
Income from discontinued operations, net of income taxes	$37,736	$70	$37,525	$160

Income from discontinued operations of UW Trust, per share - basic and diluted	$5.26	$0.01	$5.23	$0.02

Premises and equipment with a book value of $2,596,000 at December 31, 2008 was included in other assets and carried at the lower of cost or fair value.  These assets were sold to the Buyers in connection with the sale of UW Trust assets.

18. Impact of Recently Issued Accounting Standards

SFAS 160, “Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB Statement No. 51.” SFAS 160 amends Accounting Research Bulletin (“ARB”) No. 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as a minority interest, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Among other requirements, SFAS 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS 160 was effective for the Company on January 1, 2009 and the impact of this was not material to the Company’s financial statements.

SFAS 141R, “Business Combination (Revised 2007).” SFAS 141R replaces SFAS 141, “Business Combinations,” and applies to all transactions and other events in which one entity obtains control over one or more other businesses. SFAS 141R requires an acquirer, upon initially obtaining control of another entity, to recognize the assets, liabilities and any noncontrolling interest in the acquiree at fair value as of the acquisition date. Contingent consideration is required to be recognized and measured at fair value on the date of acquisition rather than at a later date when the amount of that consideration may be determinable beyond a reasonable doubt. This fair value approach replaces the cost-allocation process required under SFAS 141, whereby the cost of an acquisition was allocated to the individual assets acquired and liabilities assumed based on their estimated fair value. SFAS 141R requires acquirers to expense acquisition-related costs as incurred rather than allocating such costs to the assets acquired and liabilities assumed, as was previously the case under SFAS 141. SFAS 141R also identifies related disclosure requirements for business combinations. This Statement is effective for business combinations closing on or after January 1, 2009 and did not have a material impact on the Company.

FSP SFAS 157-4 “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” FSP SFAS 157-4 affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction, and clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active. FSP SFAS 157-4 requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence.  FSP SFAS 157-4 also amended SFAS 157, “Fair Value Measurements,” to expand certain disclosure requirements.  The Company adopted the provisions of FSP SFAS 157-4 as of April 1, 2009.  The adoption of FSP SFAS 157-4 did not significantly impact the Company’s financial statements.

FSP SFAS 115-2 and SFAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” FSP SFAS 115-2 and SFAS 124-2 (i) change existing guidance for determining whether an impairment is other-than- temporary to debt securities and (ii) replace the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis.  Under FSP SFAS 115-2 and SFAS 124-2, declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other-than-temporary are required to be reflected in earnings as realized losses to the extent the impairment is related to credit losses.  The amount of the impairment related to other factors is recognized in other comprehensive income.  Through the period ended March 31, 2009, the Company recognized cumulative other-than-temporary impairment (“OTTI”) charges of $4.1 million for two securities.  The Company adopted the FSP effective April 1, 2009 and reversed $624,000 for the non-credit portion of the cumulative OTTI charge.  The adoption was recognized as a cumulative effect adjustment that increased retained earnings and decreased accumulated other comprehensive income $387,000, net of tax of $237,000, as of April 1, 2009.  As a result of implementing the new standard, the amount of OTTI recognized in earnings for the second quarter of 2009 was $603,000.  See Note 3 - Investment Securities to the consolidated financial statements for additional information.

FSP SFAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” FSP SFAS 107-1 and APB 28-1 amend SFAS 107, “Disclosures about Fair Value of Financial Instruments,” to require an entity to provide disclosures about fair value of financial instruments in interim financial information and amends Accounting Principles Board (APB) Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods.  Under FSP SFAS 107-1 and APB 28-1, a publicly traded company shall include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods.  In addition, entities must disclose, in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods, the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the consolidated balance sheet, as required by SFAS 107.  The adoption of this FSP at June 30, 2009 did not have a material impact on the results of operations or financial position of the Company as it only required disclosures which are included in Note 15 to the consolidated financial statements.

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

SFAS 165 “Subsequent Events.” SFAS 165 provides guidance on management’s assessment of subsequent events.  SFAS 165 does not significantly change past practice because the guidance is similar to other existing authoritative literature.  SFAS 165 clarifies that management must evaluate, as of each reporting period, events or transactions that occur after the balance sheet date through the date that the financial statements are issued SFAS 165 requires management to disclose the date through which subsequent events have been evaluated and whether that is the date the financial statements were issued.  SFAS 165 was effective for interim periods ending after June 15, 2009.  The adoption of SFAS 165 did not have a significant impact on the Company’s financial statements.

SFAS 166 “Accounting for Transfers of Financial Assets, an amendment of FASB Statement 140.” SFAS 166 removes the concept of a qualifying special-purpose entity from SFAS 140 and removes the exception from applying FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” to qualifying special-purpose entities.  SFAS 166 clarifies the objective of paragraph 9 of SFAS 140 is to determine whether a transferor and all of the entities included in the transferor’s financial statements being presented have surrendered control over transferred financial assets.  SFAS 166 defines the term participating interest to establish specific conditions for reporting a transfer of a portion of a financial asset as a sale.  Further, SFAS 166 eliminates the concept of guaranteed mortgage securitizations and enhances disclosure requirements.  SFAS 166 will be effective January 1, 2010.  Management has not completed its evaluation of this standard to determine if it will have a significant impact on the Company’s financial statements.

SFAS 167, “Amendments to FASB Interpretation No. 46(R),” SFAS 167 amends FIN 46 (Revised December 2003), “Consolidation of Variable Interest entities,” to change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated.  The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance.  SFAS 167 requires additional disclosures about the reporting entity’s involvement with variable-interest entities and any significant changes in risk exposure due to that involvement as well as its affect on the entity’s financial statements.  SFAS 167 will be effective January 1, 2010, and is not expected to have a significant impact on the Company’s financial statements.

SFAS 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a Replacement of FASB Statement No. 162.”  SFAS 168 replaces SFAS 162, “The Hierarchy of Generally Accepted Accounting Principles” and establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with generally accepted accounting principles. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative guidance for SEC registrants. All guidance contained in the Codification carries an equal level of authority. All non-grandfathered, non-SEC accounting literature not included in the Codification is superseded and deemed non-authoritative. SFAS 168 will be effective for the Company’s financial statements for periods ending after September 15, 2009. SFAS 168 is not expected have a significant impact on the Company’s financial statements.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to significant risks and uncertainties. Forward-looking statements include information concerning our future results, interest rates, loan and deposit growth, operations, development and growth of our community bank network and our business strategy. Forward-looking statements sometimes include terminology such as “may,” “will,” “expects,” “anticipates,” “predicts,” “believes,” “plans,” “estimates,” “potential,” “projects,” “goal,” “intends,” “should” or “continue” or the negative of any such terms or other variations thereon or comparable terminology. However, a statement may still be forward looking even if it does not contain one of these terms. As you consider forward-looking statements, you should understand that these statements are not guarantees of future performance or results. They involve risks, uncertainties and assumptions that could cause actual performance or results to differ materially from those in the forward-looking statements. These factors include, but are not limited to: the successful implementation of our community banking strategies and growth plans; the timing of regulatory approvals or consents for new branches or other contemplated actions; the availability of suitable and desirable locations for additional branches; the continuing strength of our existing business, which may be affected by various factors, including but not limited to interest rate fluctuations, level of delinquencies, defaults and prepayments, general economic conditions, and conditions specifically related to the financial and credit markets, competition, legal and regulatory developments, and future additional risks and uncertainties currently unknown to us. Additional information concerning these and other factors that may cause actual results to differ materially from those anticipated in forward-looking statements is contained in the “Item 1A. Risk Factors” of this Form 10-Q, in “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 and in the Company’s other periodic reports and filings with the Securities and Exchange Commission. The Company cautions investors not to place undue reliance on the forward-looking statements contained in this Quarterly Report.

Any forward-looking statements made by the Company speak only as of the date on which the statements are made and are based on information known to us at that time. We do not intend to update or revise the forward-looking statements made in this Quarterly Report after the date on which they are made to reflect subsequent events or circumstances, except as required by law.

Overview

Net income for the quarter ended June 30, 2009 was $4.0 million, or $.55 per diluted share, compared with $3.3 million, or $.45 per diluted share, for the first quarter of 2009. Net income for the second quarter was impacted by several significant items including: the gain on sale of UW Trust assets of $36.1 million, net of tax, and this amount is included in the results of discontinued operations for the quarter. The loss on sale of $29.2 million, net of tax, from the sale of mortgage-backed securities owned. During the second quarter of 2009, we sold 100% of our mortgage-backed securities collateralized by option adjustable rate residential loans with an unpaid principal balance of $47.3 million.  Each of the five securities was rated AA by nationally recognized rating agencies at acquisition.  However, in the period from April 2008 through June 2009, the securities were progressively downgraded until they were graded significantly below investment grade.  As a result of the downgrades of the securities, and because the securities were lower tranche securities in relation to other securities issued in the same security structure, the Bank was required to assign large amounts of capital for the purposes of determining the Bank’s regulatory risk-based capital ratio.  Consequently the Bank elected to sell the securities, which provided regulatory capital relief to the Bank in spite of the loss incurred.  Other items impacting the results for the second quarter of 2009 included a loss on the disposition of two legacy assets owned by a non-core subsidiary of $1.8 million, a $672,000 loss at the UWBK Colorado Fund, incurred on a loan related to a loan that paid off in full at the Bank, a $1.1 million special assessment from the FDIC, and higher provision for credit losses.

For the quarter ended June 30, 2009, we incurred a net loss from continuing operations of $33.7 million, or $4.70 per share.  For the quarter ended June 30, 2008, the Company earned $3.0 million from continuing operations, or $.41 per diluted share.  The items discussed above, as well as the continuing impact of the recession, caused the decline in operating results.

Net interest income before provision for credit losses declined by $1.5 million, or 8%, from the second quarter of 2008 to the second quarter of 2009 as a result of higher levels of liquidity that we maintained on our balance sheet.  We continue to market deposits to our customer base; however, in the current environment we are cautious in our deployment of that liquidity and believe it is prudent to maintain higher than normal levels of liquidity on the balance sheet.  Between the quarter ended June 30, 2009, and the quarter ended June 30, 2008, we grew average interest bearing liabilities by $252 million, while $130 million of that deposit growth is reflected as an increase in average interest-earning deposits, principally Fed Funds sold and balances due from the Federal Reserve and FHLBank, which yielded 16 basis points.  As a result, net interest margin decreased 60 basis points to 3.32% for the second quarter of 2009, compared to 3.92% for the second quarter of 2008.

Total assets at June 30, 2009 were $2.42 billion, which represents an increase of $163 million from December 31, 2008. The increase in assets was the result of our successful marketing of deposits, including custodial escrow balances, which grew $147 million.  Of this growth in deposits, $101 million was in community bank deposits, with the remainder in institutional and wholesale deposits growth.  At June 30, 2009, cash was $289 million, a $266 million increase over December 31, 2008 when cash balances were $23 million.  Total loans, before the allowance for credit losses, increased $4.6 million and this includes the $44 million note, net of discount that we received in connection with the sale of UW Trust assets.  The balance sheet strategy that we implemented in 2008 included a reduction in loan growth relative to earlier periods, a reduction in land lending and a reduction in the extension of new construction commitments. Total shareholders’ equity increased by $27.7 million, to $129.7 million at June 30, 2009, compared to $101.9 million at December 31, 2008, due to net income and a $20 million increase in the accumulated other comprehensive loss as a result of the sale of the mortgage-backed securities discussed above. Our leverage ratio increased to 5.35% at June 30, 2009 compared to 4.51% at December 31, 2008, and our book value per share increased to $17.66 at June 30, 2009, from $14.06, at December 31, 2008.

Nonperforming loans increased in the first half of 2009 and total nonperforming held for investment loans reached $28.4 million at June 30, 2009. Total nonperforming assets were $42.7 million at June 30, 2009, or 1.76% of total assets, compared to $26.3 million, or 1.17%, of total assets, at December 31, 2008. At June 30, 2009, nonperforming community bank loans held for investment were $24.6 million or 2.26% of the community bank portfolio vs. $4.6 million or .45% at December 31, 2008.  The increase was principally caused by the economic conditions faced by our customers. Nonperforming residential loans increased from year end, and were $12.7 million at June 30, 2009, compared to $9.7 million at December 31, 2008.

A discussion of the Company’s results of continuing operations is presented below.  Certain reclassifications have been made to make prior periods comparable.  The financial statement information for the quarter ended June 30, 2008, and six months ended June 30, 2008 reflect the operating results associated with the assets sold by UW Trust Company, as discontinued operations.

Recent Market Developments

The economy is experiencing a significant recession along with high unemployment.  Declines in the housing market due to falling home prices and increased foreclosures and unemployment have resulted in substantial declines in mortgage-related asset values, which have had a dramatic negative impact on government-sponsored entities and major commercial and investment banks.

On February 17, 2009, President Obama signed the American Recovery and Reinvestment Act of 2009 into law, which, among other things, amends and replaces Section 111 of EESA which formed the basis of a number of the executive compensation restriction limits imposed by EESA.  In the event we participate in the EESA, particularly the CPP, in the future, there will likely be changes in our operations some of which may have adverse consequences to our ability to execute on our strategy.

The FDIC adopted a revised risk-based deposit insurance assessment schedule on February 27, 2009, which raised deposit insurance premiums. On May 22, 2009, the FDIC also implemented a five basis point special assessment of each insured depository institution’s assets minus Tier 1 capital as of June 30, 2009, but no more than 10 basis points times the institution’s assessment base for the second quarter of 2009, to be collected on September 30, 2009. Additional special assessments may be imposed by the FDIC for future periods.

We participate in the FDIC’s Temporary Liquidity Guarantee Program, or TLGP, for noninterest-bearing transaction deposit accounts. Banks that participate in the TLGP’s noninterest-bearing transaction account guarantee will pay the FDIC an annual assessment of 10 basis points on the amounts in such accounts above the amounts covered by FDIC deposit insurance. To the extent that these TLGP assessments are insufficient to cover any loss or expenses arising from the TLGP program, the FDIC is authorized to impose an emergency special assessment on all FDIC-insured depository institutions. The FDIC has authority to impose charges for the TLGP program upon depository institution holding companies, as well. These changes, along with the full utilization of our FDIC insurance assessment credit in early 2009, will cause the premiums and TLGP assessments charged by the FDIC to increase. These actions could significantly increase our noninterest expense in the second half of 2009 and for the foreseeable future. For the quarter ended June 30, 2009 our special assessment was $1.1 million, and for the first half of 2009 we incurred FDIC costs of $2.6 million, compared to costs of $492,000 for the first six months of 2008.

The Helping Families Save Their Homes Act of 2009 was signed into law by President Obama on May 20, 2009.  The law extends the expiration date for the temporary increase in deposit insurance of $250,000 from December 31, 2009 to December 31, 2013, and also eliminates the provision in the Emergency Economic Stabilization Act of 2008 that prevented the FDIC from considering this temporary increase in coverage for purposes of setting insurance assessments.

Comparison of Results of Operations for the Quarters Ended June 30, 2009 and June 30, 2008

(Loss) income from continuing operations. For the quarter ended June 30, 2009, we incurred a loss of $33.7 million, or $4.71 per share, from continuing operations, as compared to income from continuing operations of $3.0 million, or $.41 per basic and diluted share, for the quarter ended June 30, 2008.

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

	For the Quarter Ended June 30,
	2009			2008
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Assets
Interest-earning assets
Community bank loans:
Commercial real estate loans	$373,633	$5,523	5.93%	$286,604	$4,718	6.62%
Construction and development loans	387,275	4,760	4.93	299,432	4,351	5.84
Originated SBA loans	150,053	2,083	5.57	102,589	1,903	7.46
Multifamily loans	48,800	572	4.69	51,841	784	6.05
Commercial loans	104,343	1,502	5.77	112,025	1,742	6.25
Consumer and other loans	67,495	861	5.12	7,457	89	4.80
Total community bank loans	1,131,599	15,301	5.42	859,948	13,587	6.35

Wholesale assets:
Residential loans	314,005	3,793	4.83	381,762	4,970	5.21
Purchased SBA loans and securities	128,551	662	2.07	162,120	926	2.30
Mortgage-backed securities	472,651	6,066	5.13	583,533	7,606	5.21
Total wholesale assets	915,207	10,521	4.60	1,127,415	13,502	4.79

Interest-earning deposits	144,839	60	0.16	14,958	75	1.98
FHLBank stock	27,834	93	1.34	39,802	330	3.33
Total interest-earning assets	2,219,479	$25,975	4.69%	2,042,123	$27,494	5.40%

Non-interest earning assets
Cash	48,407			18,600
Allowance for credit losses	(23,412)			(12,138)
Premises and equipment	27,120			20,676
Other assets	94,982			82,835
Total non-interest bearing assets	147,097			109,973
Total assets	$2,366,576			$2,152,096

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Passbook accounts	$357	$-	0.24%	$274	$1	0.79%
Money market and NOW accounts	1,451,845	1,848	0.51	1,170,455	2,189	0.75
Certificates of deposit	201,332	1,622	3.23	27,305	263	3.87
FHLBank borrowings	216,674	2,366	4.32	440,110	3,663	3.29
Repurchase agreements	79,541	915	4.55	78,346	629	3.18
Borrowed money and junior subordinated debentures	70,420	844	4.74	51,458	863	6.63
Total interest-bearing liabilities	2,020,169	7,595	1.50%	1,767,948	7,608	1.71%

Noninterest-bearing liabilities:
Demand deposits (including custodial escrow balances)	210,149			247,729
Other liabilities	23,314			22,531
Total non-interest bearing liabilities	233,463			270,260

Shareholders' equity	112,944			113,888

Total liabilities and shareholders equity	$2,366,576			$2,152,096

Net interest income before provision for credit losses		$18,380			$19,886
Interest rate spread			3.19%			3.69%
Net interest margin			3.32%			3.92%
Ratio of average interest-earning assets to averag interest-bearing liabilities			109.87%			115.51%

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

	Quarter Ended June 30,
	2009 vs. 2008
	Increase (Decrease) Due to Change in
	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Community bank loans:
Commercial real estate loans	$2,072	$(1,267)	$805
Construction and development loans	2,046	(1,637)	409
Originated SBA loans	1,369	(1,189)	180
Multifamily loans	(44)	(168)	(212)
Commercial loans	(113)	(127)	(240)
Consumer and other loans	766	6	772
Wholesale assets:			-
Residential loans	(834)	(343)	(1,177)
Purchased SBA loans and securities	(178)	(86)	(264)
Mortgage-backed securities	(1,425)	(115)	(1,540)
Interest-earning deposits	232	(247)	(15)
FHLBank stock	(79)	(158)	(237)
Total interest-earning assets	3,812	(5,331)	(1,519)

Interest-bearing liabilities:
Money market and NOW accounts	1,059	(1,400)	(341)
Certificates of deposit	1,494	(135)	1,359
FHLBank borrowings	(3,607)	2,310	(1,297)
Repurchase agreements	10	276	286
Borrowed money and junior subordinated debentures	538	(557)	(19)
Total interest-bearing liabilities	(506)	494	(12)
Change in net interest income before provision for credit losses	$4,318	$(5,825)	$(1,507)

As detailed in the foregoing tables, net interest income before provision for credit losses decreased $1.5 million, or 8%, to $18.4 million for the quarter ended June 30, 2009, as compared to $19.9 million for the quarter ended June 30, 2008. Net interest margin decreased 60 basis points to 3.32% for the quarter ended June 30, 2009, from 3.92% for the quarter ended June 30, 2008. The tables indicate the decrease in net interest income before provision for credit losses was principally the result of an increase in on-balance sheet liquidity invested in lower yielding short-term deposits.

Interest income declined $1.5 million to $26.0 million for the quarter ended June 30, 2009, as compared to $27.5 million for the quarter ended June 30, 2008. Average community bank loans increased $272 million to $1.132 billion for the quarter ended June 30, 2009, compared to $860 million for the quarter ended June 30, 2008. The yield on those assets declined to 5.42% for the second quarter of 2009, as compared to 6.35% for the second quarter of 2008. The decline in the yield on community bank loans is consistent with the decline in the prime rate of interest, to which many of our community bank loans are indexed. At June 30, 2008, the prime rate was 5.00% compared to 3.25% at June 30, 2009.

During the same second quarter periods, the average balance of wholesale assets declined by $212 million to $915 million for the quarter ended June 30, 2009, as compared to $1.13 billion for the quarter ended June 30, 2008. The decline in the balance of wholesale assets is consistent with management’s strategy to reduce these assets. The reduction is principally comprised of repayments from borrowers. The wholesale assets, which in comparison to community bank loans have a negative impact on our net interest margin, did perform relatively well in the second quarter of 2009. The yield on wholesale assets declined a modest 19 basis points between the periods, significantly less than the 93 basis point decline in the community banking assets. The relatively modest decline in the yield on wholesale assets is attributed to the annual reset schedule of wholesale loans, periodic floors, and the fact that many of the mortgage-backed securities have not yet reached their initial reset date.

Also during the second quarter periods, the average balance of interest-earning deposits and FHLBank stock increased to $172.7 million for the quarter ended June 30, 2009 compared to $54.8 million for the quarter ended June 30, 2008.  The yield on these assets declined to 36 basis points for the quarter ended June 30, 2009 compared to 2.97% for the quarter ended June 30, 2008.  The growth in the assets was principally caused by our successful deposit marketing efforts; however, we have been cautious in the deployment of these assets, which has caused some erosion of our net interest margin.

Overall, the cost of liabilities declined 21 basis points in the comparable quarters to 1.50% for the quarter ended June 30, 2009, versus 1.71% for the quarter ended June 30, 2008.  The average balance of interest-bearing liabilities increased by $252 million, principally in money market and NOW accounts, which increased $281 million between the periods. The overall growth in interest-bearing liabilities was related to our successful deposit marketing efforts. In total, the cost of interest-bearing liabilities declined $13,000 between the periods.

The cost of wholesale liabilities increased in the periods. FHLBank borrowings increased to 4.32% for the quarter ended June 30, 2009 compared to 3.29% for the quarter ended June 30, 2008.  The increase in the cost of these borrowings is attributable to lower average balances; during the first half of 2008 half the average balance was comprised of short-term borrowings that cost approximately 2.50%.  During the first half of 2009, the average balance is comprised of longer-term borrowings that were acquired in November 2006, on average.  There are $36 million of these borrowings, with a cost of 5.14%.  Included in the repurchase agreements are $75 million of wholesale agreements with a cost of 4.79% at June 30, 2009 compared to a cost of 3.16% at June 30, 2008.  These agreements mature beginning in September 2011.

Provision for Credit Losses. The provision for credit losses was $6.3 million for the quarter ended June 30, 2009, compared to $2.1 million for the quarter ended June 30, 2008. The provision for credit losses in the second quarter of 2009 was the result of the current economic environment that we have experienced in Colorado with regard to our community bank loans and nationally with regard to our residential loans.  Loan growth was modest in the second quarter, at $25.4 million, of which $44 million was the note receivable from the UW Trust asset sale. During the second quarter of 2009, based on our review of the community bank loan portfolio, we considered it prudent to increase the allowance, including the loss factors we apply to construction and development loans.  This resulted in incremental $1.1 million of provision expense.  We identified specific impairments on certain loans, which resulted in $1.5 million of provision expense and increased the loss factors we apply to residential wholesale loans, which resulted in approximately $208,000 of additional provision expense.  The balance of the provision for credit losses for the second quarter of 2009 of approximately $3.5 million was incurred to reflect current economic conditions principally associated with construction and commercial real estate credits and declining collateral values.

The provision for credit losses for the second quarter of 2008 reflected the growth of nearly $113.8 million of community bank loans offset by repayments of residential mortgage loans in the period and certain improvements in individual loan grades. For a discussion of the Company’s allowance for credit loss methodology see “Significant Accounting Estimates – Allowance for Credit Losses,” in Note 1 to our financial statements and, as it relates to nonperforming assets, see “Asset Quality.”

Noninterest Income. An analysis of the components of noninterest income is presented in the table below:

	Quarter Ended June 30,
	2009	2008	Dollar Change	Percent Change
	(Dollars in thousands)
Noninterest income:
Custodial, administrative and escrow services	$171	$249	$(78)	-31%
Loan administration	1,038	1,202	(164)	-14%
Gain on sale of loans held for sale	331	142	189	133%
Loss on sale of available for sale investment securities	(46,980)	-	(46,980)	NM

Total other-than-temporary impairment losses	(892)	-	(892)	NM
Portion of loss recognized in other comprehensive income (before taxes)	289	-	289	NM
Net impairment losses recognized in earnings	(603)	-	(603)	NM

Other income	642	629	13	2%
Total noninterest income	$(45,401)	$2,222	$(47,623)	NM

Custodial, Administrative and Escrow Services. Service fees decreased $78,000, or 31%, to $171,000 for the quarter ended June 30, 2009, as compared to $249,000 for the quarter ended June 30, 2008. In the fourth quarter of 2007, management elected to restructure our relationship with one life settlement agent for special asset acquisitions and administration and terminate certain elements of business with respect to this large life settlement agent account.  As a result of this decision, there has been a corresponding decline in revenues relating to the escrow administration business. On June 27, 2009, UW Trust transferred substantially all of its contractual relationships for custodial and administrative services pertaining to individual retirement accounts and other tax qualified retirement plans in an exchange for value to Equity Trust Company pursuant to a purchase and sale agreement (the “PSA”). The PSA provides that, until June 27, 2014, UW Trust may not, with certain exceptions: (i) serve as a custodian or trustee for self-directed individual retirement accounts in which customers have the ability to invest through such accounts in certain alternative investments; or (ii) act as a custodian or administrator for certain tax qualified retirement plans. Management of UW Trust is in the process of implementing its revised business plan in light of these restrictions and intends to focus the majority of its business on providing administrative and escrow services prospectively.

Loan Administration. Loan administration income represents service fees earned from servicing loans for various investors, which are based on a contractual percentage of the outstanding principal balance plus late fees and other ancillary charges. Loan administration fees decreased $164,000, or 14%, to $1.0 million for the quarter ended June 30, 2009, as compared to $1.2 million for the quarter ended June 30, 2008. This decrease is consistent with the decline in our mortgage loan servicing portfolio. Our mortgage loan servicing portfolio decreased to an average balance of $847 million for the quarter ended June 30, 2009, as compared to an average balance of $991 million for the quarter ended June 30, 2008. Our average service fee rate (including all ancillary income) of 0.44% for the second quarter of 2009 was one basis point lower than the 0.45% for the second quarter of 2008. We anticipate loan administration fees will continue to decrease as our servicing portfolio decreases through normal amortization and prepayments.

Gain on Sale of Loans Held for Sale. Gain on sale of loans held for sale was $331,000 for the quarter ended June 30, 2009, as compared to $142,000 for the quarter ended June 30, 2008. During the second quarter of 2009, the Bank sold $5.7 million of SBA-originated loans. The loan sales were part of our management of industry concentrations, interest rate risk, and regular sales of the guaranteed portion of SBA-originated loans. For the quarter ended June 30, 2008, the company sold $2.7 million of SBA-originated loans, which generated gains of $142,000.  We expect such gains may fluctuate significantly from quarter to quarter based on a variety of factors, such as the current interest rate environment, the supply and mix of loans available in the market, the particular loan portfolios we elect to sell, and market conditions.

Loss on Sale of Available for Sale Investment Securities. As previously announced on July 1, 2009, we sold 100% of our mortgage-backed securities collateralized by option adjustable rate residential loans with an unpaid principal balance of $47.3 million.  Each of the five securities sold was rated AA by nationally recognized rating agencies at the time of acquisition.  However, in the period from April 2008 through June 2009, the securities were progressively downgraded until they were graded significantly below investment grade.  As a result of the downgrades of the securities, and because the securities were lower tranche securities in relation to other securities issued in the same security structure, the Bank was required to assign large amounts of capital for the purposes of determining the Bank’s regulatory risk-based capital ratio.  Consequently, management elected to sell the securities, which provided regulatory capital relief to the Bank in spite of the loss incurred.

Other-Than-Temporary Impairment (“OTTI”).  In connection with the Company’s adoption of FSP FAS 115-2 in the second quarter of 2009, the Company identified two of its non-agency mortgage backed securities that indicated modeled cash flow breaks.  These breaks in cash flows were evaluated under the new guidance and management concluded OTTI was appropriate.  Under the new FSP FAS 115-2, the Company is required to indicate the total decline in fair value, which is represented by the total OTTI losses, subtract the portion that is related to factors other than the credit loss, which is represented as the portion of loss recognized in other comprehensive income (before taxes) and reflect the net impairment losses recognized in earnings.  The net impairment losses recognized in earnings represents the credit loss component management identified in these securities based on cash flow modeling. Management believes that in the current economic conditions, that it is reasonably possible the Company will incur future OTTI charges on its non-agency mortgage backed securities.

Other Income. Other income was $642,000 for the second quarter of 2009 and principally included income earned on bank-owned life insurance of $236,000, service charges of $129,000 and other miscellaneous items that totaled $277,000. This compares to the second quarter of 2008 when other income was $629,000 and included income earned on bank owned life insurance of $239,000, prepayment penalties on loans and other loan fees not recognized as part of the yield on loans of $113,000, service charges of $77,000 and other miscellaneous items that totaled $200,000.

Noninterest Expense. Noninterest expense increased $4.1 million, or 26%, to $19.8 million for the quarter ended June 30, 2009, as compared to $15.7 million for the quarter ended June 30, 2008. The following table details the components of noninterest expense for the periods indicated:

	Quarter Ended June 30,
	2009	2008	Dollar Change	Percent Change
	(Dollars in thousands)
Noninterest expense:
Compensation and employee benefits	$6,554	$6,127	$427	7%
Subaccounting fees	3,983	4,485	(502)	-11%
Amortization of mortgage servicing rights	587	672	(85)	-13%
Lower of cost or fair value adjustment on loans held for sale	252	154	98	64%
Occupancy and equipment	823	559	264	47%
Deposit insurance	1,877	260	1,617	622%
Postage and communication	247	228	19	8%
Professional fees	944	640	304	48%
Mortgage servicing rights subservicing fees	344	457	(113)	-25%
Other general and administrative	4,188	2,118	2,070	98%
Total noninterest expense	$19,799	$15,700	$4,099	26%

Compensation and employee benefits expense increased $427,000 to $6.6 million for the quarter ended June 30, 2009, as compared to $6.1 million for the quarter ended June 30, 2008. At June 30, 2009, we had 230 employees compared to 229 employees at June 30, 2008, as we had previously staffed the majority of employees for the Longmont, Hampden and Centennial branches. The principal cause of the increase between the periods was higher medical insurance costs and an increase in compensation related to deferred direct loan origination costs.  Between 2008 and 2009, loan growth declined and, as such, there was less compensation deferred as part of the cost to originate loans.  Included in compensation and employee benefits were costs of $337,000 and $294,000 for our stock-based compensation plans for the quarter ended June 30, 2009 and 2008, respectively. The increase in stock-based compensation expense is reflective of the additional employees hired to implement our business strategy.

Subaccounting fees, which represent fees paid to second parties to service depository accounts on our behalf, are incurred at the Bank in respect of certain custodial and institutional deposits. Such fees declined $502,000, or 11%, to $4.0 million for the quarter ended June 30, 2009, compared to $4.5 million for the quarter ended June 30, 2008. This decrease was caused by lower short-term interest rates. Subaccounting fees are generally tied to the Federal Open Market Committee target rate for overnight deposits. The average target rate for the second quarter of 2009 was .25%, compared to 2.10% for the second quarter of 2008. The cost of subaccounting fees did not fall in direct relation to the change in the target rate for overnight deposits as many of the agreements are subject to a floor rate that is in effect with current rates. During the period, the average balances subject to subaccounting fees decreased $36.4 million for the quarter ended June 30, 2009, to $1.08 billion from $1.12 billion for the quarter ended June 30, 2008.

Amortization of mortgage servicing rights decreased $85,000, or 13%, to $587,000 for the quarter ended June 30, 2009, as compared to $672,000 for the quarter ended June 30, 2008. Amortization of mortgage servicing rights has been declining consistently with the decline in our mortgage servicing portfolio. On a quarterly basis, the fluctuation is also a function of the level of repayments of the remaining portfolio. The average balance in our mortgage servicing rights portfolio decreased to $847 million at June 30, 2009, as compared to $991 million at June 30, 2008. Prepayment speeds on our servicing portfolio were 17.9% for the quarter ended June 30, 2009, as compared to 16.2% for the quarter ended June 30, 2008.

The lower of cost or fair value on loans held for sale resulted in a charge of $252,000 for the quarter ended June 30, 2009, compared to a charge of $154,000 for the quarter ended June 30, 2008.  In the quarter ended June 30, 2009, the overall discount rate to which held for sale loan cash flows are measured decreased, which is favorable to the valuation of such assets.  Also, favorably impacting the results for the quarter were the $7.2 million of repayments on the residential held for sale portfolio. However, overall delinquencies in the held for sale residential portfolio increased, which offset the impact of a lower discount rate and repayments.  For the quarter ended June 30, 2008, the lower of cost or fair value charge of $154,000 was the result of deteriorating conditions in the marketplace for held for sale assets.

Occupancy and equipment expense increased $264,000, or 47%, to $823,000 for the quarter ended June 30, 2009, as compared to $559,000 for the quarter ended June 30, 2008. We recognized $289,000 and $294,000 of amortization of deferred gain as a reduction of occupancy expense for the quarter ended June 30, 2009 and 2008, respectively. This amount represents a reduction in our occupancy expense for the period from the recognition of the deferred gain resulting from the sale-leaseback of the United Western Financial Center, which is being amortized into income over the ten-year term of the lease.  The increase in occupancy expense was related to the opening of the three branch locations between the periods - Longmont, Hampden, and Centennial.

Deposit insurance increased $1.6 million, to $1.9 million for the quarter ended June 30, 2009, compared to $260,000 for the second quarter of 2008.  The increases in deposits insurance expense was due to increases in the fee assessment rates during 2009 and a special assessment applied to all insured institutions as of June 30, 2009, which for the Company was $1.1 million.  The FDIC finalized a rule in December 2008 that raised the then current assessment rates uniformly by 12 to 14 basis points.  In February 2009, the FDIC issued final rules to amend the deposit insurance fund restoration plan, change the risk-based assessment system and set assessment rates for Risk Category 1 institutions beginning in the second quarter of 2009.  The new initial base assessment rate ranged from 12 to 16 basis points, on an annualized basis, and from 7 to 24 basis points after the effect of potential base-rate adjustments, depending upon various factors. The increase was also partly related to the additional 10 basis point assessment incurred on covered transaction accounts exceeding $250,000 under the Temporary Liquidity Guaranty Program, in which the Bank participates. The Company cannot provide any assurance as to the ultimate amount or timing of any such emergency special assessments, should such special assessments occur, as such special assessments are dependent upon a variety of factors which are beyond the Company’s control.

The remainder of noninterest expense, which includes postage and communication expense, professional fees, mortgage servicing rights subservicing fees, and other general and administrative expenses increased approximately $2.3 million to $5.7 million for the quarter ended June 30, 2009, as compared to $3.4 million for the quarter ended June 30, 2008. Professional fees increased $304,000 related to routine legal matters, loan collection matters and consulting fees incurred to model cash flows of various non-agency mortgage-backed securities.  Other general and administrative expenses increased $2.1 million between the second quarter of 2009 and 2008.  This was principally due to a $1.8 million loss on the disposition of legacy assets owned by a non-core subsidiary and a $672,000 loss at the UWBK Colorado Fund, incurred on a loan related to a loan that paid off in full at the Bank.

Income Taxes. The income tax benefit from continuing operations was $19.3 million for the quarter ended June 30, 2009, as compared to income tax provision of $1.3 million for the quarter ended June 30, 2008. The Company’s effective tax rate for the three months ended June 30, 2009 and 2008 is below the statutory tax rate due to: (i) realization of New Markets Tax Credits, which have been deployed at a subsidiary of the Bank, which were $327,000 and $297,000 for the three months ended June 30, 2009 and June 30, 2008, respectively; (ii) tax exempt earnings, which principally relate to income from bank owned life insurance, and (iii) a change in apportionment due to an increase in income allocable to the State of Texas in 2009.

Comparison of Results of Operations for the Six Months Ended June 30, 2009 and June 30, 2008

(Loss) income from continuing operations. For the six months ended June 30, 2009, we incurred a loss of $30.3 million, or $4.23 per share, as compared to income from continuing operations of $6.3 million, or $.86 per basic and diluted share, for the six months ended June 30, 2008. In the first six months of 2009, as compared to the first six months of 2008, we incurred a loss from sale of 100% of its option arm adjustable rate mortgage-backed securities and increased the provision for credit losses to $10.5 million for the first half of 2009 as compared to $4.0 million for the first half of 2008.

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
	(Dollars in thousands)
Assets
Interest-earning assets
Community bank loans:
Commercial real estate loans	$381,520	$11,138	5.89%	$257,957	$8,728	6.80%
Construction and development loans	386,639	9,390	4.90	290,208	9,137	6.33
Originated SBA loans	144,049	3,973	5.56	100,901	3,999	7.97
Multifamily loans	49,211	1,203	4.89	50,497	1,602	6.38
Commercial loans	108,905	3,048	5.64	101,641	3,386	6.70
Consumer and other loans	59,769	1,513	5.10	6,249	161	5.18
Total community bank loans	1,130,093	30,265	5.40	807,453	27,013	6.73

Wholesale assets:
Residential loans	323,305	7,869	4.87	400,833	10,613	5.30
Purchased SBA loans and securities	132,428	998	1.52	168,151	2,896	3.46
Mortgage-backed securities	485,315	12,701	5.23	591,105	15,477	5.24
Total wholesale assets	941,048	21,568	4.58	1,160,089	28,986	5.00

Interest-earning deposits	93,443	79	0.17	17,128	231	2.67
FHLBank stock	28,437	187	1.33	39,860	744	3.75
Total interest-earning assets	2,193,021	$52,099	4.77%	2,024,530	$56,974	5.64%

Non-interest earning assets
Cash	36,714			18,315
Allowance for credit losses	(21,769)			(11,378)
Premises and equipment	26,798			19,500
Other assets	95,404			81,956
Total non-interest bearing assets	137,147			108,393
Total assets	$2,330,168			$2,132,923

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Passbook accounts	$342	$-	0.24%	$254	$1	0.82%
Money market and NOW accounts	1,425,705	3,813	0.54	1,162,272	5,571	0.96
Certificates of deposit	176,210	2,939	3.36	29,372	592	4.05
FHLBank borrowings	220,512	4,746	4.28	416,145	7,456	3.54
Repurchase agreements	79,870	1,820	4.53	77,509	1,478	3.77
Borrowed money and junior subordinated debentures	69,436	1,725	4.94	51,450	1,780	6.84
Total interest-bearing liabilities	1,972,075	15,043	1.53%	1,737,002	16,878	1.93%

Noninterest-bearing liabilities:
Demand deposits (including custodial escrow balances)	226,889			259,470
Other liabilities	22,459			21,525
Total non-interest bearing liabilities	249,348			280,995

Shareholders' equity	108,745			114,926

Total liabilities and shareholders equity	$2,330,168			$2,132,923

Net interest income before provision for credit losses		$37,056			$40,096
Interest rate spread			3.24%			3.71%
Net interest margin			3.40%			3.99%
Ratio of average interest-earning assets to average interest-bearing liabilities			111.20%			116.55%

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

	Six Months Ended June 30,
	2009 vs. 2008
	Increase (Decrease) Due to Change in
	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Community bank loans:
Commercial real estate loans	$3,719	$(1,309)	$2,410
Construction and development loans	2,621	(2,368)	253
Originated SBA loans	1,409	(1,435)	(26)
Multifamily loans	(40)	(359)	(399)
Commercial loans	230	(568)	(338)
Consumer and other loans	1,354	(2)	1,352
Wholesale assets:			-
Residential loans	(1,933)	(811)	(2,744)
Purchased SBA loans and securities	(522)	(1,376)	(1,898)
Mortgage-backed securities	(2,746)	(30)	(2,776)
Interest-earning deposits	228	(380)	(152)
FHLBank stock	(171)	(386)	(557)
Total interest-earning assets	4,149	(9,024)	(4,875)

Interest-bearing liabilities:
Money market and NOW accounts	1,066	(2,824)	(1,758)
Certificates of deposit	2,465	(118)	2,347
FHLBank borrowings	(4,008)	1,298	(2,710)
Repurchase agreements	45	297	342
Borrowed money and junior subordinated debentures	514	(569)	(55)
Total interest-bearing liabilities	82	(1,916)	(1,834)
Change in net interest income before provision for credit losses	$4,067	$(7,108)	$(3,041)

As detailed in the foregoing tables, net interest income before provision for credit losses decreased $3.0 million, or 7.6%, to $37.1 million for the six months ended June 30, 2009, as compared to $40.1 million for the six months ended June 30, 2008. Net interest margin decreased 59 basis points to 3.40% for the six months ended June 30, 2009 from 3.99% for the six months ended June 30, 2008. The tables indicate a combination of higher average interest-earning assets and lower yield.  This was a result of the overall decline in interest rates between the periods, which was the cause of the decline in the net interest margin. Interest income declined $4.9 million to $52.1 million for the six months ended June 30, 2009, as compared to $57.0 million for the six months ended June 30, 2008. Average community bank loans increased to $1.13 billion for the six months ended June 30, 2009, compared to $807 million for the six months ended June 30, 2008. The yield on those assets declined to 5.40% for the first six months of 2009, as compared to 6.73% for the first six months of 2008. The decline in the yield on community bank loans was caused by the decline in the prime rate of interest, which averaged 5.67% for the first half of 2008 compared to 3.25% for the first half of 2009.

Wholesale assets declined by $219 million to $941 million for the first six months of 2009, as compared to $1.16 billion for the first six months of 2008. The decline in the balance of wholesale assets is consistent with management’s strategy to reduce these assets. The reduction is principally comprised of repayments from borrowers. The wholesale assets have a negative impact on our net interest margin, and the negative impact of such assets will lessen over time through continued repayments. The yield on wholesale assets declined 42 basis points between the periods.  The relatively modest decline in the yield on wholesale assets is attributed to the annual reset schedule of wholesale loans, periodic floors, and the fact that many of the mortgage-backed securities have not yet reached their initial reset date.

Overall, the cost of liabilities declined 40 basis points in the comparable quarters to 1.53% for the six months ended June 30, 2009, versus 1.93% for the six months ended June 30, 2008. The average balance of interest-bearing liabilities increased by $235 million.  This was principally a result of the increase in money market and NOW accounts and certificates of deposits, which offset a decline in FHLBank borrowings.  Money market and NOW accounts increased an average of $263 million, certificates of deposits $147 million and FHLBank borrowings declined $196 million. The overall growth in interest-bearing deposits was related to the successful marketing efforts by our regional banking locations. The increase in the average balances was more than offset by declines in the related costs, as total interest expense declined $1.8 million between the periods. The decline in costs was consistent with the decline in market interest rates between the periods. The majority of average noninterest-bearing deposits and a significant portion of money market and NOW accounts are primarily institutional deposits that are subject to subaccounting fees.

Through our Asset Liability Management Committee, we have maintained a modest asset sensitive position to prospective changes in interest rates. Accordingly, as interest rates increase from current levels, we would expect expansion of our net interest margin.

Provision for Credit Losses. The provision for credit losses was $10.5 million for the six months ended June 30, 2009, compared to $4.0 million for the six months ended June 30, 2008. The provision for credit losses in the first half of 2009 was the result of the current economic environment that we have experienced in Colorado with regard to our community bank loans and nationally with regard to our residential loans.  Loan growth was modest in the first half of 2009, at $16.4 million, which includes $44 million of the note receivable from the UW Trust asset sale. During the first half of 2009, based on our review of the community bank loan portfolio, we considered it prudent to increase the allowance including the loss factors we apply to construction and development loans.  This resulted in incremental $1.1 million of provision expense.  We identified specific impairments on certain loans, which resulted in $3.5 million of provision expense and increased the loss factors we apply to residential wholesale loans, which resulted in approximately $208,000 of additional provision expense.  The provision for credit losses for the first six months of 2008 reflected the growth of $228 million of community bank loans and two loans that were impaired and required a total provision for credit losses of $1.1 million. For a discussion of the Company’s allowance for credit loss methodology see “Significant Accounting Estimates – Allowance for Credit Losses,” in Note 1 to our financial statements and, as it relates to nonperforming assets, see “Asset Quality.”

Noninterest Income. An analysis of the components of noninterest income is presented in the table below:

	Six Months Ended June 30,
	2009	2008	Dollar Change	Percent Change
	(Dollars in thousands)
Noninterest income:
Custodial, administrative and escrow services	$287	$523	$(236)	-45%
Loan administration	2,195	2,658	(463)	-17%
Gain on sale of loans held for sale	379	324	55	17%
Loss on sale of available for sale investment securities	(46,980)	-	(46,980)	NM

Total other-than-temporary impairment losses	(892)	-	(892)	NM
Portion of loss recognized in other comprehensive income (before taxes)	289	-	289	NM
Net impairment losses recognized in earnings	(603)	-	(603)	NM

Gain on sale of investment in Matrix Financial Solutions, Inc.	3,567	-	3,567	NM
Other income	1,453	1,254	199	16%
Total noninterest income	$(39,702)	$4,759	$(44,461)	NM

Custodial, Administrative and Escrow Services. Service fees decreased $236,000, or 45%, to $287,000 for the six months ended June 30, 2009, as compared to $523,000 for the six months ended June 30, 2008. The decrease is consistent with the discussion above under “Comparison of Results of Operations for the Quarters Ended June 30, 2009 and 2008 – Custodial, Administrative and Escrow Services.”

Loan Administration. Loan administration income represents service fees earned from servicing loans for various investors, which are based on a contractual percentage of the outstanding principal balance plus late fees and other ancillary charges. Loan administration fees decreased $463,000, or 17%, to $2.2 million for the six months ended June 30, 2009, as compared to $2.7 million for the six months ended June 30, 2008. This decrease is consistent with the decline in our mortgage loan servicing portfolio. This portfolio decreased to an average balance of $866 million for the six months ended June 30, 2009, as compared to an average balance of $1.01 billion for the six months ended June 30, 2008. Our average service fee rate (including all ancillary income) of 0.46% for the first six months of 2009 was three basis points lower than the 0.49% rate for the first six months of 2008. We anticipate loan administration fees will continue to decrease as our servicing portfolio decreases through normal amortization and prepayments.

Gain on Sale of Loans Held for Sale. Gain on sale of loans was $379,000 for the six months ended June 30, 2009, as compared to $324,000 for the six months ended June 30, 2008. During the first six months of 2009, the Company sold $9.1 million of originated loans from our SBA division, which accounted for all of the gain on sale for the period. The loans included loans we elected to sell to manage industry concentrations. During the first six months of 2008, we sold $8.9 million of originated loans from our SBA division, which resulted in substantially all the gain on sale realized in the period.   Gains on sale of loans can fluctuate significantly from period to period based on a variety of factors, such as the current interest rate environment, the supply and mix of loans available in the market, the particular loan portfolios we elect to sell and market conditions.

Loss on Sale of Available for Sale Investment Securities. See “Comparison of Results of Operations for the Quarters Ended June 30, 2009 and 2008 – Loss on Sale of Available for Sale Investment Securities.”

Other-than-Temporary Impairment. See “Comparison of Results of Operations for the Quarters Ended June 30, 2009 and 2008 – Other-than-Temporary Impairment.”

Gain on Sale of Investment.  During the first quarter of 2009, the Company completed the sale of 269,792 shares of Matrix Financial Solutions, Inc. for $16.00 per share resulting in aggregate proceeds of $4.317 million.  The transaction was negotiated between the Company and the purchaser and the Company believes the exchange value per share represented the fair market value of such shares as of the sale date.  The Company’s basis in the shares was $750,000, resulting in a gain on the sale of $3.567 million.  Matrix Financial Solutions, Inc. is the successor to the Company’s former joint venture interest in Matrix Settlement and Clearance Services.  The Company and Matrix Financial Solutions, Inc. have ongoing business relationships pursuant to which certain cash accounts under the control of Matrix Financial Solutions, Inc. are placed on deposit at the Bank.

Other Income. Other income for the six months ended June 30, 2009 was $1.5 million, or $199,000 greater than for the six months ended June 30, 2008. The increase was the result of settlement of a representation and warranty claim the Bank made against a large nationally recognized loan originator, from which the Company realized revenue of $370,000. Other income for the first six months of 2009 principally includes the foregoing, income earned on bank-owned life insurance of $470,000, prepayment penalties on loans and other loan fees not recognized as part of yield on loans of $55,000, rental income of $200,000 on a property owned by a non-core subsidiary that was sold in June 2009, and other miscellaneous items. This compares to the first six months of 2008 when other income included income earned on bank-owned life insurance of $477,000, prepayment penalties and other loan fees not recognized as part of yield on loans of $202,000, and rental income of $207,000 on a property owned by a non-core subsidiary and other miscellaneous items.

Noninterest Expense. Noninterest expense increased $3.1 million, or 10%, to $35.0 million for the six months ended June 30, 2009, as compared to $31.9 million for the six months ended June 30, 2008. The following table details the major components of noninterest expense for the periods indicated:

	Six Months Ended June 30,
	2009	2008	Dollar Change	Percent Change
	(Dollars in thousands)
Noninterest expense:
Compensation and employee benefits	$12,809	$12,388	$421	3%
Subaccounting fees	7,423	9,700	(2,277)	-23%
Amortization of mortgage servicing rights	1,382	1,381	1	0%
Lower of cost or fair value adjustment on loans held for sale	(325)	565	(890)	-158%
Occupancy and equipment	1,615	1,208	407	34%
Deposit insurance	2,565	492	2,073	421%
Postage and communication	470	439	31	7%
Professional fees	2,040	1,152	888	77%
Mortgage servicing rights subservicing fees	711	898	(187)	-21%
Other general and administrative	6,263	3,665	2,598	71%
Total noninterest expense	$34,953	$31,888	$3,065	10%

Compensation and employee benefits expense increased $421,000, or 3%, to $12.8 million for the six months ended June 30, 2009, as compared to $12.4 million for the six months ended June 30, 2008. The head count was relatively unchanged, at 230 for June 30, 2009 compared to 229 at June 30, 2008.  This increase was consistent with the increase for the three months ended June 30, 2009, discussed above. Included in compensation and employee benefits were costs of $632,000 and $536,000 for our stock-based compensation plans for the six months ended June 30, 2009 and 2008, respectively. The increase in stock-based compensation expense is consistent with the hiring of new employees to execute our business strategy.

Subaccounting fees, which represent fees paid to second parties to service depository accounts on our behalf, are incurred at the Bank in respect of custodial and institutional deposits. Such fees declined $2.3 million, or 23%, to $7.4 million for the six months ended June 30, 2009, compared to $9.7 million for the six months ended June 30, 2008. This decrease was due to the decrease in the interest rate upon which such fees are based. The average balance of deposits subject to subaccounting fees declined $33.7 million to $1.10 billion for the first half of 2009 compared to $1.13 billion for the first half of 2008. Generally, subaccounting fees are tied to the Federal Open Market Committee target rate for overnight deposits. The average target rate for the first six months of 2009 was .25%, compared to 2.67% for the first six months of 2008.

Amortization of mortgage servicing rights increased $1,000 and was $1.4 million for both the six months ended June 30, 2009 and 2008. Amortization of mortgage servicing rights is a function of the size of our mortgage servicing portfolio and the prepayment rates experienced with respect to the underlying mortgage loans within the portfolio. The average balance in our mortgage servicing rights portfolio decreased to $866 million at June 30, 2009, as compared to $1.01 billion at June 30, 2008. Annualized prepayment speeds on our servicing portfolio were 17.1% for the six months ended June 30, 2009, as compared to 16.3% for the six months ended June 30, 2008.

The lower of cost or fair value on loans held for sale resulted in a recovery of $325,000 for the six months ended June 30, 2009 compared to a charge of $565,000 for the six months ended June 30, 2008.  In the six months ended June 30, 2009, interest rates declined which resulted in an increase in the value of certain assets.  There also were approximately $30 million of payoffs of the residential held for sale portfolio between June 2009 and June 2008 that eliminated the valuation associated with such loans.  For the six months ended June 30, 2008, the charge of $565,000 was the result of deteriorating conditions in the marketplace for held for sale assets.

Occupancy and equipment expense increased $407,000, or 34%, to $1.6 million for the six months ended June 30, 2009, as compared to $1.2 million for the six months ended June 30, 2008. Occupancy and equipment expense is shown net of the amortization of the deferred gain resulting from the sale-leaseback of our headquarters building in September 2006, which is being amortized into income over the 10-year term of the lease. The amount of deferred gain realized was $579,000 and $594,000 for the six months ended June 30, 2009 and 2008, respectively.

Deposit insurance increased $2.1 million to $2.6 million for the first six months of 2009 compared to $492,000 for the first six months of 2008.  See “Comparison of Results of Operations for the Quarters Ended June 30, 2009 and 2008 – Noninterest Expense.”

The remainder of noninterest expense, which includes postage and communication expense, professional fees, mortgage servicing rights subservicing fees, and other general and administrative expenses, increased $3.3 million to $9.5 million for the six months ended June 30, 2009, as compared to $6.2 million for the six months ended June 30, 2008. An increase in professional fees was related to consulting services to model cash flows on mortgage-backed securities, and for loan collection expenses.  The increase in other general and administrative expenses resulted from the items discussed above in “Comparison of Results of Operations for the Quarters Ended June 30, 2009 and 2008 – Noninterest Expense.”

Income Taxes. The income tax benefit from continuing operations was $17.8 million for the six months ended June 30, 2009 compared to income tax provision of $2.7 million for the six months ended June 30, 2008. The Company’s effective tax rate for the three months ended June 30, 2009 and 2008 is below the statutory tax rate due to: (i) realization of New Markets Tax Credits, which have been deployed at a subsidiary of the Bank, which were $654,000 and $593,000 for the six months ended June 30, 2009 and June 30, 2008, respectively; (ii) tax exempt earnings, which principally relate to income from bank owned life insurance, and (iii) a change in apportionment due to an increase in income allocable to the State of Texas in 2009.

The Company’s existing New Markets Tax Credits continue through 2012.  A wholly-owned subsidiary of the Company was awarded an allocation of $20 million of New Markets Tax Credits authorized by the U.S. Treasury through its Community Development Financial Institutions Fund.  The Company anticipates the deployment of these tax credits over the next six to 18 months.

Balance Sheet

Total assets increased $163 million, or 7%, to $2.42 billion at June 30, 2009 from $2.26 billion at December 31, 2008. Community bank loans held for investment increased by $50 million to $1.09 billion at June 30, 2009, compared to $1.04 billion at December 31, 2008. The increase included the note received in connection with the sale of UW Trust assets in the amount of $44.1 million, net of related discount.  Thus excluding this note, total community bank loans increased a modest $6 million in the first half of 2009. Wholesale loans held for investment declined $33.5 million to $179.6 million at June 30, 2009 compared to $213.2 million at December 31, 2008 from repayments of residential loans and purchased SBA loans.  Loans held for sale decreased $11.7 million to $279.9 million at June 30, 2009 as compared to $291.6 million at December 31, 2008 due to repayments of residential loans and the payoff of two multifamily loans which offset an increase in originated SBA 504 and 7a loans.

Total liabilities increased by $135 million to $2.29 billion at June 30, 2009 from $2.16 billion at December 31, 2008. The increase in liabilities was the principal result of an increase in deposits inclusive of custodial escrow deposits which included $101 million in community banking deposits, and $46 million of institutional and wholesale deposits.

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

	June 30, 2009	December 31, 2008	June 30, 2008
	(Dollars in thousands)
Community Bank loans:
Commercial real estate	$453,283	$434,399	$362,678
Construction	306,732	277,614	215,479
Land	101,676	123,395	114,723
Commercial	161,308	134,435	120,757
Multifamily	25,223	20,381	18,703
Consumer and mortgage loans	43,150	49,440	23,039
Premium, net	192	216	230
Unearned fees	(5,333)	(3,565)	(3,092)
Total community bank loans	1,086,231	1,036,315	852,517

Wholesale loans:
Residential	101,824	125,630	137,527
SBA purchased loans - guaranteed	71,149	80,110	90,481
Premium on SBA purchase, guaranteed portions	6,348	7,084	8,074
Premium, net	324	345	55
Total wholesale loans	179,645	213,169	236,137
Total loans	$1,265,876	$1,249,484	$1,088,654

At June 30, 2009, total community bank loans increased to $1.09 billion as compared to $1.04 billion at December 31, 2008 and $852.5 million at June 30, 2008. Commercial real estate loans increased to $453 million, which represents an increase of $19 million since year-end 2008. Commercial loans increased $27 million in 2009 to $161 million and are now 15% of the community bank portfolio. Included in commercial loans is the $44.1 million note, net of related discount, received in connection with the UW Trust asset sale. The Company continued to expand its national footprint through its SBA division with both SBA 504 and 7a lending activities. In addition, management is making a continuing effort to diversify the portfolio into less riskier components, including owner-occupied commercial real estate.

The following table presents the details of the construction and development (“C&D”) portfolio for the periods indicated:

	June 30, 2009	December 31, 2008
	(Dollars in thousands)
Construction type breakdown:
Construction - 1-4 family	$102,892	$89,434
Construction - commercial	128,250	100,402
Construction - multifamily	57,583	63,693
Construction - 1-4 (consumer)	18,007	24,085
Total construction	306,732	277,614

Land type breakdown:
Land development	89,295	100,823
Undeveloped land	11,338	21,480
Undeveloped land (consumer)	1,043	1,092
Total development	101,676	123,395
Total construction and development	$408,408	$401,009

In the first six months of 2009, the C&D portfolio grew $7 million to $408 million and represented 26.4% of our entire loan portfolio and 32.3% of our total loans held for investment portfolio. The growth in the portfolio is attributed to our SBA division as shown below.  At year end 2008, the C&D portfolio comprised 32.1% of the community bank portfolio. Within the construction portfolio the loan breakdown is approximately 39% single family, 42% commercial, and 19% multifamily. The majority of the land development loans are for land that is under development and is generally intended to either be sold to contractors or end users as lot loans for commencement of construction.

The Bank has no exposure to production builders and no warehouse lines to single-family mortgage lenders. The Bank’s construction portfolio is located throughout Colorado, including several resort markets, (e.g., Aspen, Steamboat Springs, and Breckenridge.) At June 30, 2009, the construction speculative to pre-sold ratio, excluding multifamily for rent products, was approximately 55% to 45%.

As of June 30, 2009, we have defined nine geographic regions for our C&D portfolio: eight in Colorado and one region for loans outside Colorado. Within Colorado, four of the defined geographic regions account for $314 million, or 77%, of the C&D portfolio, as shown in the table below.

	June 30, 2009		December 31, 2008
	Outstanding	Percent	Outstanding	Percent
Area	(Dollars in thousands)
Denver Metro	$178,806	43.8%	$181,505	45.2%
Northeastern Colorado - Fort Collins	47,743	11.7%	52,062	13.0%
Mountain Communities - Aspen, Roaring Fork Valley	68,998	16.9%	62,726	15.6%
North Central Colorado - Steamboat Springs	18,927	4.6%	25,159	6.3%
Other Colorado Areas	45,363	11.1%	44,043	11.0%
Outside Colorado	48,571	11.9%	35,514	8.9%
Total	$408,408	100.0%	$401,009	100.0%

The C&D loans located outside of Colorado include loans originated by our SBA division; of which $10.5 million are located in Texas and $1.4 million are located in Nevada. The remaining C&D loans located outside Colorado include two loans that totaled $15.0 million located in Arizona. There were no C&D loans located in California or Florida.

SBA originated loans consist of the following and are included in the community bank loan totals above:

	June 30, 2009	December 31, 2008
	(Dollars in thousands)
Commercial real estate	$119,891	$109,969
Commercial	3,142	3,462
Construction and development	35,022	21,003
Total	$158,055	$134,434

The Bank’s SBA division is a participant in the national preferred lenders program (“PLP”) of the United States Small Business Administration. At June 30, 2009, SBA originated loans consist of $56.1 million of SBA 504 loans, $4.2 million of guaranteed portions of SBA 7a loans, $19.9 million of unguaranteed portions of SBA 7a loans, $35.0 million of construction loans and $42.8 million of conventional commercial real estate loans. These loans are included in the totals discussed above. Generally, SBA department construction loans will become a SBA 504 loan upon completion of construction.

Asset Quality

As part of our asset quality function, we monitor nonperforming assets on a regular basis. Loans are placed on nonaccrual when full payment of principal or interest is in doubt or when they are 90 days past due as to either principal or interest. During the ordinary course of business, management may become aware of borrowers that may not be able to meet the contractual requirements of loan agreements. These loans are placed under close supervision, with consideration given to placing the loan on nonaccrual status, increasing the allowance for credit losses and (if appropriate) partial or full charge-off. Nonaccrual loans are further classified as impaired when the underlying collateral and other originally identified sources of repayment are considered insufficient to cover principal and interest and management concludes it is probable that we will not fully collect all principal and interest according to contractual terms. After a loan is placed on nonaccrual status, any interest previously accrued but not yet collected is reversed against current income. If interest payments are received on nonaccrual loans, these payments are applied to principal and not taken into income. We do not place loans back on accrual status unless back interest and principal payments are made. For certain government-sponsored loans, such as FHA-insured and VA-guaranteed loans, we continue to accrue interest when the loan is past due 90 or more days, if and to the extent that the interest on these loans is insured by the federal government. The aggregate unpaid principal balance of government-sponsored accruing loans that were past due 90 or more days was $6.7 million, $6.5 million and $6.8 million at June 30, 2009, December 31, 2008, and June 30, 2008, respectively. Substantially all of these loans were originated by our subsidiary Matrix Financial prior to February 2003. GNMA programs allow financial institutions to buy back individual delinquent mortgage loans that meet certain criteria from the securitized loan pool for which the institution provides servicing. At the servicer's option and without GNMA's prior authorization, the servicer may repurchase such a delinquent loan for an amount equal to 100 percent of the remaining principal balance of the loan. These guaranteed accruing loans are not included in the table of nonperforming loans or in the discussion of delinquent loans below.

The following table sets forth our nonperforming held for investment assets as of the dates indicated:

	June 30, 2009	December 31, 2008	June 30, 2008
	(Dollars in thousands)
Residential	$3,867	$3,238	$1,490
SBA purchased, guaranteed portions	-	791	1,236
Commercial real estate	9,164	1,311	892
Construction and development	14,258	2,900	2,900
Commercial and industrial	1,036	283	144
SBA originated, guaranteed portions	101	124	132
Total nonperforming loans	28,426	8,647	6,794
REO	3,920	4,417	2,579
Total	$32,346	$13,064	$9,373

At June 30, 2009, total nonperforming loans were $28.4 million, compared to $8.6 million at December 31, 2008 and $6.8 million at June 30, 2008. Management analyzes and reviews nonperforming loans by loan type. Residential nonperforming loans represent wholesale assets acquired through purchase by prior management. The balance of nonperforming residential loans increased $629,000 at June 30, 2009, compared to December 31, 2008, and increased $2.4 million versus June 30, 2008. Overall, nonperforming residential loans totaled $3.9 million, $3.2 million, and $1.5 million, at June 30, 2009, December 31, 2008, and June 30, 2008, respectively. This represents 3.80%, 2.58%, and 1.08% of the residential portfolio for those respective periods. The increase in nonperforming residential loans as a percentage of the residential portfolio is due to the current economy and continued repayments of the remaining performing portion of the portfolio. The Company’s level of nonperforming residential loans is generally consistent with the national marketplace based on information published by the Mortgage Bankers Association. The Company’s wholesale residential portfolio is geographically dispersed. The average loan size of the wholesale residential loan portfolio is approximately $130,000 and consists of loans that on average are approximately 8.5 years seasoned at June 30, 2009, were underwritten to Bank policy requirements at the time of acquisition, and bore average FICO scores over 700 with reasonable loan-to-value and debt-to-income ratios. We believe the risk of loss associated with this portfolio is considerably lower than losses associated with other types of lending, which is evidenced by our historical loss experience from the residential portfolio. We expect future levels of nonperforming loans in the residential portfolio to be generally consistent within the national and regional economic markets in which the loans are located.

At June 30, 2009, the Company owned $272,000 of mortgages that met the regulatory definition of “subprime” at the date of purchase or origination, of which $9,000 was nonperforming.  In prior years, the Company originated subprime mortgages through its mortgage banking subsidiary, and occasionally the Bank also purchased subprime mortgages.  These activities ceased several years ago, and the Company’s current holdings represent the remainder of such activities.  The Company is not now active in the subprime market and has no intention of becoming involved in the future.

Nonperforming community bank loans totaled $24.6 million, $4.6 million, and $4.1 million at June 30, 2009,   December 31, 2008, and June 30, 2008, respectively. Nonperforming community bank loans increased in 2009 due to the current economic conditions. In total, nonperforming held for investment community bank loans represent 2.26% of the community bank portfolio at June 30, 2009, compared to 0.45% and 0.48% at December 31, 2008 and June 30, 2008, respectively.

The following table sets forth our nonperforming held for sale assets as of the dates indicated:

	June 30, 2009	December 31, 2008	June 30, 2008
	(Dollars in thousands)
Residential	$8,849	$6,493	$6,211
Multifamily	1,511	6,759	-
Total	$10,360	$13,252	$6,211

Nonperforming held for sale assets declined in the first half of 2009.  Multifamily nonperforming loans held for sale declined by $5.2 million as the Bank accepted short sale payoffs for both loans that comprised the balance at December 2008.  In the residential portfolio the increase between June 2009 and December 2008 and June 2008 is consistent with the national housing marketplace.

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

We maintain our allowance for credit losses at a level that management believes is adequate to absorb probable losses inherent in the existing loan portfolio based on an evaluation of the collectability of loans, underlying collateral, geographic and other concentrations, and prior loss experience. We use a risk rating system to evaluate the adequacy of the allowance for credit losses. With this system, each loan, with the exception of those included in large groups of smaller-balance homogeneous loans, is risk rated between one and ten by the originating loan officer, credit administration, loan review or loan committee, with one being the best case and ten being a loss or the worst case. Estimated loan default factors are multiplied against loan balances and then multiplied by a historical loss given default rate by loan type to determine an appropriate level for the allowance for credit losses. A specific reserve may be needed on a loan-by-loan basis. Loans with risk ratings between six and ten are monitored more closely by the loan officer, credit administration, and the asset quality committee, and may result in specific reserves. The allowance for credit losses also includes an element for estimated probable but undetected losses and for imprecision in the loan loss models discussed above.

The following table sets forth information regarding changes in our allowance for credit losses for the periods indicated. The table includes the allowance for both held for investment wholesale and community bank loans:

	Quarter Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Dollars in thousands)
Balance, beginning of period	$20,084	$9,693	$16,183	$8,000
Charge-offs:
Residential	-	(48)	-	(194)
Commercial real estate	(87)	(15)	(87)	(65)
Construction	(136)	-	(371)	-
Commercial	(642)	-	(696)	-
Consumer and other	(8)	-	(8)	(2)
Total charge-offs	(873)	(63)	(1,162)	(261)

Recoveries:
Commercial real estate	30	-	39	-
Commercial	1	-	1	-
Total recoveries	31	-	40	-
Net charge-offs	(842)	(63)	(1,122)	(261)
Provision for credit losses	6,278	2,132	10,459	4,023
Balance, end of period	$25,520	$11,762	$25,520	$11,762

Net charge-offs in the held for investment community bank portfolio of $842,000 represent a 30 basis point annualized level compared to the second quarter of 2008 when community bank portfolio net charge-offs were $15,000 or one basis point.  Net residential loan charge-offs were $0 and $48,000 for the quarters ended June 30, 2009 and 2008, respectively. On an annualized basis, this represents losses of 0 basis points and five basis points for those same periods, respectively.

The table below provides a break-out of the allowance for credit losses by loan type:

	June 30, 2009	December 31, 2008	June 30, 2008
	(Dollars in thousands)
Residential	$917	$909	$650
Guaranteed SBA purchased premium	39	42	48
Commercial real estate	7,819	4,821	3,774
Construction and development	12,901	7,820	4,776
Commercial	2,005	1,394	1,391
Multifamily	684	195	213
Consumer	355	202	110
Unallocated	800	800	800
Total allowance	$25,520	$16,183	$11,762

The following table presents a summary of significant asset quality ratios for the held for investment portfolios for the period indicated:

	June 30, 2009	December 31, 2008	June 30, 2008
Total nonperforming residential loans to total residential loans	3.80%	2.58%	1.08%
Total residential allowance to residential loans	0.90%	0.72%	0.47%
Total residential allowance to nonperforming residential loans	23.71%	28.07%	43.62%

Total nonperforming community bank loans to total community bank loans	2.26%	0.45%	0.48%
Total community bank allowance to community bank loans	2.26%	1.47%	1.30%
Total community bank allowance to nonperforming community bank loans	100.02%	329.84%	271.97%

Total allowance for credit losses to total loans	2.02%	1.30%	1.08%
Total allowance for credit losses to total nonperforming loans	89.78%	187.15%	173.12%
Total nonaccrual loans and REO to total assets	1.76%	1.17%	0.72%

The percentage of the allowance for credit losses to nonperforming loans varies due to the nature of our portfolio of loans and the risk of loss associated with those loan portfolios. We analyze the allowance for credit losses related to the nonperforming loans by loan type, historical loss experience and loans measured for impairment. In conjunction with other factors, this loss exposure contributes to the overall assessment of the adequacy of the allowance for credit losses.

The allowance for credit losses allocated to community bank loans to total held for investment nonperforming community bank loans was 100%, 330%, and 272%, at June 30, 2009, December 31, 2008, and June 30, 2008, respectively. The allowance for credit losses to nonperforming community bank loans is both asset dependent, and is based on anticipated losses inherent in such loans.  The allowance for credit losses allocated to residential loans to held for investment nonperforming residential loans was 24%, 28%, and 44%, at June 30, 2009, December 31, 2008, and June 30, 2008, respectively.

The total allowance for credit losses to total loans increased to 2.02% at June 30, 2009, compared to 1.30% at December 31, 2008 and 1.08% at June 30, 2008. The overall increase in the allowance is related to the overall increase in nonperforming loans, the growth in the community bank portfolio, certain loan grading changes, an increase in the loss factors we apply to construction and development loans and allowance related to impairments. The total allowance for residential loans was .90% at June 30, 2009, compared to .72% at December 31, 2008 and .47% at June 30, 2008.

The increase in the allowance for credit losses is related primarily to the balance sheet transformation and is reflective of the higher allowance attributable to community bank loans in general as compared to residential loans, as well as the current economic conditions. The allowance for held for investment community bank loans was 2.26% at June 30, 2009, 1.47% at December 31, 2008, and 1.30% at June 30, 2008. The increase in the percentage of the community bank allowance at June 30, 2009, compared to June 30, 2008 was due to the factors discussed above.

Liquidity

The Bank is focused on generating traditional deposits from its expansion of community banking services through the opening of branch locations along Colorado’s Front Range and selected mountain communities. These deposits are anticipated to fund a significant portion of our liquidity needs for our community banking strategy.

The following table sets forth the balances for each major category of the Company’s deposit accounts and the weighted-average interest rates paid for interest-bearing deposits for the periods indicated:

	June 30, 2009		December 31, 2008		June 30, 2008
	Amount	Average Rate	Amount	Average Rate	Amount	Average Rate
	(Dollars in thousands)
Savings accounts	$459	0.25%	$299	0.25%	$253	0.79%
NOW and DDA accounts	582,389	0.19	624,064	0.17	661,177	0.32
Money market accounts	1,007,588	0.65	958,837	0.79	748,635	0.93
Subtotals	1,590,436	0.48	1,583,200	0.55	1,410,065	0.64
Certificate accounts	269,654	2.55	141,472	3.53	22,968	3.74
Total deposits	$1,860,090	0.78%	$1,724,672	0.79%	$1,433,033	0.69%

Total deposits increased $135 million between June 30, 2009 and December 31, 2008.  Our community banking deposits increased approximately $101 million since year end. This growth includes $63.4 million in certificate accounts offered through the Certificate of Deposit Account Registry Service® (CDARS) program.  The CDARS program provides full FDIC insurance on deposit balances greater than posted FDIC limits by exchanging larger depository relationships with other CDARS members.  Depositor’s funds are broken into amounts below FDIC insurance limits and placed with other banks that are member of the CDARS network.

The following table sets forth the balances for categories of deposits and custodial escrow balances of the Bank by source for the periods indicated:

	June 30, 2009	December 31, 2008	June 30, 2008
	(Dollars in thousands)
Community bank deposits	$292,938	$191,966	$109,327
Brokered deposits	79,507	35,000	1,773
UW Trust Company	5,067	31,915	62,374
Matrix Financial Services Corp.	19,028	14,083	22,544
Matrix Financial Solutions, Inc.	208,952	203,329	252,417
Legent Clearing, LLC	94,610	120,178	205,501
Deposit concentrations	1,194,160	1,130,860	809,633
Other wholesale deposits	7,550	27,038	16,241
Deposits and custodial escrow balances	$1,901,812	$1,754,369	$1,479,810

Community bank deposits represent deposits attracted by our regional banking teams as discussed above.  UW Trust and Matrix Financial are our wholly owned subsidiaries. The decline in balances at UW Trust is due to an account for one life settlement agent for special asset acquisitions and administration with a balance of $917,000, $30 million, and $59.4 million at June 30, 2009, December 31, 2008, and June 30, 2008, respectively. Management elected to restructure this relationship and terminate certain elements of business with respect to this large life settlement agent account. The restructured relationship will now allow the Company to pursue business in the same industry on a non-exclusive basis subject to the prior approval of the Texas Department of Banking, UW Trust’s principal regulator. The increase at Matrix Financial at June 30, 2009, compared with year end 2008, is a seasonal fluctuation because many jurisdictions require tax payments in the fourth quarter of the year, which reduces escrow balances near year end. Prospectively, we expect this balance to decline consistent with the declining mortgage servicing business and our decision to reduce that activity. Matrix Financial Solutions, Inc. (“MFSI”) deposits represent customer assets under administration by MFSI. The Company sold its approximate 7% interest in MFSI during the first half of 2009. The balance of these deposits increased approximately $6 million since December 31, 2008 due to timing of cash flows. Legent Clearing, LLC are deposits that represent institutional deposits received through Legent Clearing, LLC. Certain officers of the Company own an indirect minority financial interest (under nine percent) in Legent Clearing.  Deposit concentrations are deposits that represent deposit funds from six, six and three institutional relationships maintained by the Bank as of June 30, 2009, December 31, 2008, and June 30, 2008, respectively. Included in deposit concentrations are institutional balances from Equity Trust, with balances of $841.7 million, $822.8 million and $766.4 million at June 30, 2009, December 31, 2008, and June 30, 2008, respectively. The balances from Equity Trust includes the custodial deposits associated with the UW Trust asset sale. See further discussion of deposit concentrations in this Form 10-Q for June 30, 2009, Item 1A. “Risk Factors – Risk Related to Our Business” and Note 8 – “Deposits” to our consolidated financial statements included in this report.

Bank Liquidity. Liquidity management is monitored by an Asset Liability Management Committee, consisting of members of management and the board of directors of the Bank, which reviews historical funding requirements, current liquidity position, sources and stability of funding, marketability of assets, options for attracting additional funds, and anticipated future funding needs, including the level of unfunded commitments.

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

The Bank has an internal policy that requires certain liquidity ratios to be met. That current policy requires that we maintain a set amount of liquidity on the Bank’s balance sheet at all times and that we have off balance sheet liquidity readily available to the Bank to meet the day-to-day liquidity requirements of the Bank and its customers. The Bank is a member of the FHLBank of Topeka and has the ability to borrow up to 40% of the assets of the Bank. At June 30, 2009, the Bank had unused borrowing capacity at FHLBank of approximately $226 million.  The Bank maintains a contingent liquidity facility with the Federal Reserve Bank, and at June 30, 2009, there was no amount outstanding and $24.0 million of unused borrowing capacity.

At June 30, 2009, the Bank had outstanding letters of credit, loan origination commitments and unused commercial and retail lines of credit of approximately $192 million. Management anticipates that we will have sufficient funds available to meet current origination and other lending commitments.

Company Liquidity. Our main sources of liquidity at the Company level are cash, notes receivable, dividends and tax payments from our subsidiaries, as well as a revolving line of credit maintained with a large money center correspondent bank in the total amount of $30 million. As of March 31, 2009, we had $30 million drawn under this facility. Management extended the facility, which matured June 29, 2009, to September 30, 2009.  Management anticipates renewing this facility prior to its maturity.

The Company relies on dividend and tax payments from its subsidiaries in order to fund operations, meet debt and tax obligations and grow new or developing lines of business. A long-term inability of a subsidiary to make dividend payments could significantly impact the Company’s liquidity. Historically, the Bank has made the majority of the dividend payments received by the Company. The Bank made dividend payments to the Company from the second half of 2006 through June 2008 which totaled $14.2 million. UW Trust made dividend payments to the Company of cash and other assets at June 2009 of $38.3 million. Prospectively, based on capital ratios and other factors, management expects the Bank will pay dividends at the rate of approximately 25% to 40% of the Bank’s net income. If dividends and tax payments from subsidiaries are not sufficient to fund the cash requirements of the Company, the Company will utilize excess cash resources of other non-core subsidiaries.

The Company commenced a quarterly cash dividend program in 2007 and paid quarterly cash dividends in the amount of $.06 per share since commencing such program.  Given current economic conditions, the Board elected to reduce the dividend.  On August 6, 2009, a cash dividend of $0.01 per common share was declared for shareholders of record on September 4, 2009, payable on September 15, 2009. The ability of the Company to declare and pay a dividend prospectively will depend on a number of factors, including future earnings, dividends received from the Bank, capital requirements, financial condition and future prospects and such other factors that our Board of Directors may deem relevant. See further discussion of liquidity risk in Part II, “Other Information” Item 1A, “Risk Factors” included in this report.

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

At June 30, 2009, management believes the Company’s interest rate risk position is neutral with modest asset sensitivity. This means the results of the Company’s net interest income and net income would be expected to improve modestly if interest rates increased from current levels. Management also believes that continued interest rate declines from the Federal Open Market Committee would have a negative impact on the results of operations. The continued execution of our business plan is expected to mitigate the impact of the current interest rate environment if rates remain stable or decline further.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Act”)) was carried out as of June 30, 2009 under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer and several other members of our senior management. Our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer concluded that, as of June 30, 2009, the Company’s disclosure controls and procedures were effective in ensuring that the information we are required to disclose in the reports we file or submit under the Act is (i) accumulated and communicated to our management (including the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Controls

There were no changes in our internal controls over financial reporting for the quarter ended June 30, 2009, that have materially affected, or are reasonably likely to materially affect, such controls.

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

Part II - Other Information

Item 1. Legal Proceedings

Legal proceedings of the Company are more fully described in Note 16 to the audited financial statements in the Company’s Form 10-K for the year ended December 31, 2008. During the six months ended June 30, 2009, there were no material changes to the information previously reported, except as disclosed in Note 16 Commitments and Contingencies – Contingencies – Legal to the consolidated financial statements included in Part I of this Form 10-Q and which are incorporated herein by reference.

Item 1A. Risk Factors

During the six months of 2009, we have amended our risk factors from the Risk Factors previously reported in the Annual Report contained in the Company’s Form 10-K for the year ended December 31, 2008 as follows:

Risks Related to Our Business

Our business may be adversely affected by conditions in the financial markets and economic conditions generally.

The United States is currently in a recession.  Business activity across a wide range of industries and regions is greatly reduced and local governments and many businesses are experiencing serious financial difficulty due to the lack of consumer spending and the lack of liquidity in the credit markets.  Unemployment has increased significantly.  Since mid-2007, the financial services industry and the securities markets generally have been materially and adversely affected by significant declines in the values of nearly all asset classes and by a serious lack of liquidity and a lack of financing for many investors.

Market conditions have also led to the failure or merger of a number of prominent insured depository institutions.  In addition, declining asset values, defaults on mortgages and consumer loans, and the lack of market and investor confidence, as well as other factors, have all combined to cause rating agencies to lower credit ratings for many debt instruments, including mortgage-backed securities, and to otherwise increase the cost and decrease the availability of liquidity, despite very significant declines in Federal Reserve borrowing rates and other U.S. government actions.

Some banks and other lenders have suffered significant losses and have become reluctant to lend, even on a secured basis, due to the increased risk of default and the impact of declining asset values on the value of collateral.  The foregoing has significantly weakened the strength and liquidity of some financial institutions.  In 2008 and 2009, the U.S. government, the Board of Governors of the Federal Reserve System, or the Federal Reserve, the Federal Deposit Insurance Corporation, or the FDIC, and other regulators took numerous steps to increase liquidity and to restore investor confidence, including investing in the equity of other banking organizations, but asset values have continued to decline and access to liquidity continues to be very limited.

Our financial performance generally, and in particular the ability of our borrowers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, is highly dependent upon the business environment in the markets where we operate in the State of Colorado and in the United States as a whole.

The current financial market conditions were precipitated by falling housing prices and rising home loan delinquencies and foreclosures.  This has negatively impacted mortgage-backed securities supported by real estate mortgage collateral and whole single-family mortgage loans, both of which are owned by our company.  At June 30, 2009, we owned $433 million of mortgage-backed securities and $302 million of single-family mortgage loans.

Overall, during 2008 and 2009, the economic environment has been adverse for many households and businesses in the United States.  The economic environment in the State of Colorado and the markets in which we operate has been less adverse than in the United States generally, but may continue to deteriorate.  The business environment in the State of Colorado and the United States may continue to deteriorate.  Continued deterioration in the business environments could adversely affect the credit quality of the Bank’s loans, the value of our company’s investment securities, and our overall results of operations and financial condition.

United Western Bank relies on institutional deposits, which, if one or more institutional relationships was terminated, such termination could negatively impact our liquidity, profitability and results of operations.

A significant portion of the total deposits of our principal subsidiary, United Western Bank, are funds deposited as a result of unaffiliated institutional relationships maintained by the Bank.  At June 30, 2009, six unaffiliated institutional relationships accounted for $1.19 billion, or 62.7%, of our total deposits, which includes custodial escrow deposits.  Included in these six unaffiliated institutional relationships is one institutional relationship with a balance of $841.7 million at June 30, 2009, which accounts for 44.3% of the Bank’s total deposits at June 30, 2009.  At June 30, 2009, other related institutional deposits accounted for $303.6 million.  Matrix Financial Solutions, Inc. accounted for $209.0 million of the Bank’s total deposits and Legent Clearing, a company in which certain directors and officers of our company own an indirect minority interest, accounted for $94.6 million of the Bank’s total deposits.  Institutional depositors generally are more sensitive to interest rate levels than retail consumers who bank at a branch office due to the amount of money such institutional depositors maintain on deposit.  The Bank’s future success in retaining and attracting institutional depositors depends, in part, on its ability to offer competitive rates and services.  With the unprecedented events in the financial markets in the United States over the past two years, deposit concentrations are an increasing risk to all depository institutions and to our company.  Although our institutional deposit relationships are evidenced by an agreement between the Bank and the institution, some of the agreements may be terminated by the institution at any time, upon prior notice, for any reason.  Further, an institution may elect not to renew the agreement or to terminate the deposit relationship for various reasons, including, but not limited to, if there is a serious impairment to the Bank’s financial condition or if the Bank fails to be well-capitalized.  If the Bank loses one or more of these institutional relationships, our liquidity, profitability and results of operations may be significantly and adversely affected.

Pursuant to an asset purchase agreement dated April 7, 2009, Equity Trust Company and Sterling Administrative Services, LLC, or the Buyers, purchased from us the assets of UW Trust associated with its self-directed individual retirement account and qualified employee benefit plan administration business.  The Buyers, and their affiliate, Equity Administrative Services, Inc., have agreed to maintain all of their custodial deposits with the Bank for a three-year period.  These deposits are included in the amounts set forth in the paragraph above.  Notwithstanding the terms of the asset purchase agreement, if the Buyers transfer these deposits to another depository institution, our liquidity, profitability, and results of operations may be significantly and adversely affected.

Future growth or operating results may require us to raise additional capital, but that capital may not be available or it may be dilutive.

We are required by the Office of Thrift Supervision, or the OTS, to maintain adequate levels of capital to support our operations.  To the extent our future operating results erode capital, subordinate-tranche mortgage-backed securities are downgraded as discussed below, or we elect to expand through loan growth or acquisitions, we may be required to raise additional capital.  Our ability to raise capital will depend on conditions in the capital markets, which are outside our control, and on our financial performance.  Accordingly, we cannot be assured of our ability to raise capital when needed, on favorable terms or at all.  If we cannot raise additional capital when needed, we will be subject to increased regulatory supervision and the imposition of restrictions on our growth and business.  These outcomes could negatively impact our ability to operate or further expand our operations through acquisitions or the establishment of additional branches and may result in increases in operating expenses and reductions in revenues that could have a material adverse effect on our financial condition and results of operations.  In addition, in order to raise additional capital, we may need to issue shares of our common stock that would dilute the book value of our common stock and reduce our shareholders’ percentage ownership interest to the extent they do not participate in future offerings.

In the event we fail to comply with our restrictive debt covenants under our senior credit facility, we may not be able to obtain the necessary amendments or waivers, and our lender could accelerate the payment of all outstanding amounts due under that arrangement.

Our ability to meet the nonperforming assets plus real estate owned ratio, or NPA Plus REO Ratio, contained in our senior credit facility and otherwise comply with our covenants may be affected by various events, including those that may be beyond our control.  In addition to the financial covenants pertaining to the Bank maintaining its categorization as “well-capitalized” as described in the OTS regulations, our financial covenants require that the Bank, at all times, maintain a NPA Plus REO Ratio of not greater than 4.5%.  The NPA Plus REO Ratio means the ratio of the sum of nonperforming assets (less nonperforming assets guaranteed as to principal repayment by the U.S. government or one of its agencies) plus real estate owned, to the sum of total loans and repossessed assets plus real estate owned.  Prospectively, we may not be able to continue to meet these and other ratios, tests and covenants.  If we were to breach any of these covenants, ratios, tests or restrictions, as applicable, in the future, it could result in an event of default, which would allow our lender to declare all amounts outstanding to be immediately due and payable.  If the lender accelerates the payment of our indebtedness, we may not be able to repay in full the amounts then outstanding.  Further, as a result of any breach and during any cure period or negotiations to resolve a breach or expected breach, our lenders may refuse to make further loans to us, which could affect our liquidity and results of operations.

In the event we breach a covenant in the future or we expect that a breach may occur, we would seek to obtain a waiver from our lender or an amendment to our facility; however, we may not be successful in obtaining necessary waivers or amending our facility.  Even if we are successful in obtaining waivers or entering into any such amendments, we could incur substantial costs in doing so, our borrowing costs could increase, and we may be subject to more restrictive covenants than the covenants under our existing facility.  Any of the foregoing events could have a material adverse impact on our business and results of operations, and there can be no assurance that we would be able to obtain the necessary waivers or amendments on commercially reasonable terms, or at all.

We may be required to pay significantly higher FDIC deposit insurance premiums and assessments in the future.

Recent insured depository institution failures, as well as deterioration in banking and economic conditions, have significantly increased the loss provisions of the FDIC, resulting in a decline in the designated reserve ratio of the FDIC to historical lows.  The FDIC expects a higher rate of insured depository institution failures in the next few years compared to recent years; thus, the reserve ratio may continue to decline.  In addition, the deposit insurance limit on FDIC deposit insurance coverage generally has increased to $250,000 through December 31, 2013.  These developments will cause the premiums assessed on us by the FDIC to increase and materially increase our noninterest expense.

On December 16, 2008, the FDIC Board of Directors determined deposit insurance assessment rates for the first quarter of 2009 at 12 to 14 basis points per $100 of deposits.  Beginning April 1, 2009, the rates increased to 12 to 16 basis points per $100 of deposits.  Additionally, on May 22, 2009, the FDIC announced a final rule imposing a special emergency assessment as of June 30, 2009, payable September 30, 2009, based on $0.05 for each $100 of assets, less Tier 1 capital, as of June 30, 2009, but the amount of the assessment is capped at 10 basis points of domestic deposits.  The final rule also allows the FDIC to impose additional special emergency assessments on or after September 30, 2009, of up to 5 basis points per quarter, if necessary to maintain public confidence in FDIC insurance.  The FDIC has indicated that a second assessment is probable.  These higher FDIC assessment rates and special assessments will have an adverse impact on our results of operations.  Our FDIC insurance related costs were $2.6 million for the six months ended June 30, 2009 compared to $1.0 million and $818,000 for the years ended December 31, 2008 and 2007, respectively.  We are unable to predict the impact in future periods; including whether and when additional special assessments will occur, in the event the economic crisis continues.

We also participate in the FDIC’s Temporary Liquidity Guarantee Program, or TLGP, for noninterest-bearing transaction deposit accounts.  Banks that participate in the TLGP’s noninterest-bearing transaction account guarantee will pay the FDIC an annual assessment of 10 basis points on the amounts in such accounts above the amounts covered by FDIC deposit insurance.  To the extent that these TLGP assessments are insufficient to cover any loss or expenses arising from the TLGP program, the FDIC is authorized to impose an emergency special assessment on all FDIC-insured depository institutions.  The FDIC has authority to impose charges for the TLGP program upon depository institution holding companies as well.  These changes, along with the full utilization of our FDIC deposit insurance assessment credit in early 2009, will cause the premiums and TLGP assessments charged by the FDIC to increase.  These actions could significantly increase our noninterest expense in 2009 and for the foreseeable future.

Our allowance for credit losses may be insufficient.

We maintain an allowance for credit losses, which is a reserve established through a provision for credit losses charged to expense, that represents our management’s best estimate of probable inherent losses within the existing portfolio of loans.  The allowance, in the judgment of management, is necessary to reserve for estimated credit losses and risks inherent in our loan portfolio.  The level of the allowance reflects management’s continuing evaluation of industry concentrations, specific credit risks, loan loss experience, current loan portfolio quality, present economic, political and regulatory conditions and unidentified losses inherent in the current loan portfolio, and has been increasing as the economy worsens.  The determination of the appropriate level of the allowance for credit losses inherently involves a high degree of subjectivity and requires management to make significant estimates of current credit risks and inherent and as-yet-unidentified losses in the portfolio, all of which may undergo material changes.  In addition, the OTS periodically reviews our allowance for credit losses and may require an increase in the provision for credit losses or the recognition of further loan charge-offs, based on judgments different than those of management.  In light of the current economic environment, significant additional provisions for credit losses may be necessary to supplement the allowance for credit losses in the future.  If charge-offs in future periods exceed the allowance for credit losses, we will need additional provisions to increase the allowance for credit losses.  We cannot assure you that we will not increase the allowance for credit losses further or that the OTS will not require the Bank to increase its allowance, either of which could adversely affect our company.  Any increases in the allowance for credit losses will result in a decrease in net income and, possibly, capital, and may have a material adverse effect on our financial condition and results of operations and hinder our ability to make payments on the outstanding obligations of our company.

A significant portion of our loan portfolio is secured by real estate, and a continued downturn in the economy within the markets we serve could significantly hurt our business and prospects for growth.

Real estate lending (including commercial, construction, land development, and residential) remains a large portion of the Bank’s loan portfolio.  These categories constitute $1.2 billion, or approximately 78% of the Bank’s total loan portfolio as of June 30, 2009.  Real estate values are generally affected by changes in economic conditions, fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax and other laws and acts of nature.  A downturn in the real estate markets in which the Bank originates, purchases and services mortgage and other loans could hurt our business because these loans are secured by real estate.  In addition, even though the Bank’s real property collateral is currently located throughout the United States, we believe that the amount of such collateral in Colorado, which at June 30, 2009 was $758 million, or 49% of our total loan portfolio, is likely to increase as a result of our community banking strategy.  A continuation of the downturn in the real estate markets where the Bank has loans could have a material adverse effect on our business, financial condition and results of operations.

Current market conditions include an over-supply of land, lots, and finished homes in many markets including those where we do business.  At June 30, 2009, approximately 12.4% of our assets were single-family mortgage loans.  We had approximately $3.9 million of nonperforming, single-family mortgage loans in our held for investment portfolio and $8.8 million of nonperforming single-family mortgage loans in our held for sale portfolio at June 30, 2009.  If housing markets in our market areas continue to deteriorate, we may experience a further increase in nonperforming loans, provisions for loan losses, charges to reduce the carrying value of loans held for sale to the lower of cost or fair value, and charge-offs.  While it is difficult to predict how long these conditions will exist and which markets, products or other segments of our loan and securities portfolio might ultimately be affected, these factors could adversely affect our ability to grow our earning assets or affect our results of operations.

The residential and commercial real estate sectors of the U.S. economy experienced an economic slowdown that has continued in 2009.  Specifically, the values of residential and commercial real estate located in our market areas have declined, and these declines may continue in the future.  If the loans that are collateralized by real estate become troubled during a time when market conditions are declining or have declined, then we may not be able to realize the full value of the collateral that we anticipated at the time of originating the loan, which could require us to increase our provision for credit losses and adversely affect our financial condition and results of operations.

We are subject to risk related to our concentration of construction and land development and commercial real estate loans.

As of June 30, 2009, we had $306.7 million of construction loans and $101.7 million of land development loans, of which $359.8 million, or 88% of the aggregate of such loans, are for projects located in Colorado.  Construction loans are subject to risks during the construction phase that are not present in standard residential real estate and commercial real estate loans.  These risks include:

•	the viability of the contractor;

•	the value of the project being subject to successful completion;

•	the contractor’s ability to complete the project, to meet deadlines and time schedules and to stay within cost estimates; and

•	concentrations of such loans with a single contractor and its affiliates.

Real estate construction loans may involve the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project rather than the ability of a borrower or guarantor to repay the loan and also present risks of default in the event of declines in property values or volatility in the real estate market during the construction phase.  Our practice, in the majority of instances, is to secure the personal guaranty of individuals in support of our real estate construction loans which provides us with an additional source of repayment.  At June 30, 2009, we had five nonperforming construction and development loans that totaled $13.9 million and another $2.3 million of assets that have been foreclosed.  If one or more of our larger borrowers were to default on their construction and development loans, and we did not have alternative sources of repayment through personal guarantees or other sources, or if any of the aforementioned risks were to occur, we could incur significant losses.

At June 30, 2009, we had $453.3 million of commercial real estate loans.  Bank regulatory authorities have issued guidance regarding high concentrations of commercial real estate loans within bank loan portfolios to remind banks that their risk management practices and capital levels should be commensurate with the level and nature of their commercial real estate concentration risk.  Banks with higher levels of commercial real estate loans are expected to implement improved underwriting, internal controls, risk management policies and portfolio stress testing, as well as higher levels of allowances for credit losses and capital levels as a result of commercial real estate lending growth and exposures.  If there is deterioration in our commercial real estate portfolio or if the OTS concludes that we have not implemented appropriate risk management policies and practices, it could adversely affect our business and result in a requirement of increased capital levels, and such capital may not be available at that time.

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

The Bank has invested in loan portfolios, pooled securities and mortgage-backed obligations, which may lead to volatility in cash flow and market risk.

The Bank’s asset portfolio contains large portfolios of single-family residential loans acquired through bulk purchases and purchased U.S. Small Business Administration, or SBA, loans and pools.  Our investment portfolio largely consists of mortgage-backed securities primarily secured by pools of mortgages on single-family residences.  When the Bank acquires such mortgage-backed securities and loans, we anticipate that the underlying notes will prepay at a projected rate, thereby generating an expected yield.  Prepayment rates generally increase as interest rates fall and decrease when interest rates rise, but changes in prepayment rates are difficult to predict.  Some of the Bank’s mortgage-backed securities and many of our bulk single-family loan purchases and purchased SBA loans and pools were acquired at a premium purchase price.  In accordance with applicable accounting rules, we will write-off such premiums when necessary due to loan prepayments with respect to our held for sale loan portfolio and amortize such premiums over the expected lives of our mortgage-backed securities and loans held for investment.  If the underlying assets that the Bank acquired or that secures our mortgage-backed securities prepays more rapidly than anticipated, we would have to write-off or amortize the premium on an accelerated basis, which would adversely affect our profitability.

Our business is subject to interest rate risk.

Our company’s earnings and cash flows are largely dependent upon our net interest income.  Net interest income is the difference between interest income earned on interest-earning assets such as loans and securities and interest expense paid on interest-bearing liabilities such as deposits and borrowed funds.  Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Board of Governors of the Federal Reserve System.  Changes in monetary policy, including changes in interest rates, could influence not only the interest we receive on loans and securities and the amount of interest we pay on deposits and borrowings, but such changes could also affect:

•	our company’s ability to originate loans and obtain deposits;

•	the fair value of our company’s financial assets and liabilities; and

•	the average duration of our company’s mortgage-backed securities portfolio.

If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, our net interest income, and therefore earnings, could be adversely affected.  Our earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings.

Although our management believes it has implemented effective asset and liability management strategies to reduce the potential effects of changes in interest rates on our company’s results of operations, any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on our company’s financial condition and results of operations.

Continued declines in interest rates would likely hurt our earnings.

The decline in market interest rates that occurred in 2008 and in particular in the fourth quarter of 2008 negatively impacted our net interest income.  While we believe that the continued implementation of our community bank business plan, and its expected change in asset and liability mix, will partially mitigate the impact of lower market rates, any additional declines in interest rates are expected to have a negative impact on net interest income, net interest spread, net interest margin, and overall results of operations.

We must effectively manage our credit risk.

There are risks inherent in making any loan, including risks inherent in dealing with individual borrowers, risks of nonpayment, risks resulting from uncertainties as to the future value of collateral and risks resulting from changes in economic and industry conditions.  The Bank attempts to minimize its credit risk with prudent loan application approval procedures, including an analysis of the credit risk, a valuation of the underlying collateral, monitoring of loan concentration within specific industries and geographic locations and periodic independent reviews of outstanding loans by our loan review and audit departments.  Nevertheless, we are exposed to significant credit risks, including possible errors in the Bank’s credit analysis, the uncertainty of the borrower’s ability to repay the loans, the uncertainty of future economic conditions and the possibility of loan defaults.

Additional market concern over investment securities backed by mortgage loans could create losses in our investment portfolio.

Although we sold mortgage-backed securities on June 30, 2009 that represented 100% of our exposure to mortgage-backed securities collateralized by option-adjustable-rate mortgage loans, a majority of the Bank’s investment portfolio is comprised of securities where mortgages are the underlying collateral.  These securities include agency-guaranteed mortgage-backed securities and nonagency mortgage-backed securities and collateralized mortgage obligations.  With the national downturn in real estate markets and the rising mortgage delinquency and foreclosure rates, investors are increasingly concerned about these types of securities, which have negatively impacted the prices of such securities in the marketplace.

Continued negative trends in the loans underlying the mortgage-backed securities could lead to material other-than-temporary impairment charges in the future.  The determination of other-than-temporary impairment is a significant estimate and is susceptible to change prospectively.  If credit losses on those loans were to exceed the subordinated tranches designed to credit-enhance our securities, we would not receive the full stated interest due on the securities or our full principal balance, or both.  Our company and the Bank own both senior and subordinated tranches of these securities.  If we were to conclude there were unrealized losses which were other-than-temporary — which we evaluate, by among other factors, considering estimates of recoverability, as well as the duration and severity of the unrealized loss — we would be required under GAAP to reduce the carrying amount of the securities to fair value and record a corresponding charge to earnings for the portion determined to be due solely to credit, and reduce the remainder of the securities to fair value via a corresponding charge to other comprehensive income.  The portion of the charge due to credit would also reduce our regulatory capital and negatively impact the Bank’s capital ratios.  These negative impacts could significantly impair the Bank’s ability to borrow funds under credit arrangements, as well as negatively impact our material institutional depository arrangements and relationships.  In addition, if the Bank determined it was more likely than not that it would sell a security, or that it was more likely than not that it would be required to sell a security, such impairments would be realized through earnings as other-than-temporary impairments.  Temporary impairments on available for sale securities and the portion of impairments on held-to-maturity securities in which we have identified as other-than-temporary impairment that is not directly related to credit factors also reduce our book value per share as the changes in the value reduce shareholders’ equity.  Although OTS regulations do not proscribe capital ratio levels for our company per se, additional impairments could reduce capital levels further and below levels our management deems prudent.

Many of the loans underlying the non-agency mortgage-backed securities we own have one or more characteristics increasing the risk of default by the borrowers.  These characteristics include, among others, declining real estate values that have reduced the prices of many one-to-four family residences below the amount of the outstanding mortgage debt, limited underwriting documentation at mortgage origination which may have permitted borrowers to become mortgagors of obligations beyond their economic means, declining employment in the United States, and other factors.

Declines in the credit and residential housing markets could result in further losses on our mortgage-backed securities.

Credit markets in many sectors have experienced dramatic reductions in liquidity and increases in required returns by investors in credit-sensitive assets.  These conditions began in 2007 in the sub-prime mortgage market, but expanded in 2008 to include virtually all non-agency mortgage-backed securities and many other asset-backed markets.  At June 30, 2009, approximately 18% of our assets were mortgage-backed securities and approximately 92.5% of those securities were non-agency securities.  Recent transactions by distressed sellers, and expectations of further distressed sales, have exacerbated market discounts for mortgage-backed securities and generally removed the majority of typical participants from transactions in non-agency securities.  As a result, it is difficult to determine fair values for those securities and would likely be difficult to sell securities in the current market at all.  We estimate the fair value of the non-agency securities we own was below amortized cost by approximately $61.4 million, or 15.2%, at June 30, 2009.  Though we currently have the intent and ability to hold the securities until repayment, if it became necessary for us to sell non-agency securities, any sales would almost certainly be at a significant discount to par value which would have a negative effect on our operating results and capital position.  Due to current market conditions, we may be unable to sell our non-agency mortgage-backed securities when or if required to meet capital demands.

As a regulated entity, the Bank must maintain certain required levels of regulatory capital that may limit our operations and potential growth.

The Bank is subject to various regulatory capital requirements administered by the OTS.  Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s and our company’s consolidated financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance sheet commitments as calculated under these regulations.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and defined ratios of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to total assets.  For the Bank, Tier 1 capital consists of shareholder’s equity excluding unrealized gains and losses on certain securities, less a portion of the Bank’s mortgage servicing asset that is disallowed for capital.  For the Bank, total capital consists of Tier 1 capital plus the allowance for loan and lease loss less a deduction for low level recourse obligations.

Many factors may affect the Bank’s capital and its ability to maintain required capital ratios.  For example, loan grading decisions, loan impairments, recognized loan losses, increased operating expenses and other factors may combine to decrease the Bank’s capital and require us to contribute additional capital to the Bank.  Conversely, positive operational results, such as the sale of assets at value in excess of our amortized cost, expense savings programs and other factors may increase the Bank’s capital, thereby improving its regulatory capital ratios under OTS guidelines.

If any of the Bank’s subordinate-tranche, non-agency, mortgage-backed securities were to be downgraded below investment grade by one or more of the nationally recognized securities rating organizations, or NRSROs, which rate the securities, we could be required to maintain additional capital.

We hold a number of subordinate-tranche, non-agency, mortgage-backed securities which were rated AAA by one or more NRSROs when the Bank acquired them.  If any of these securities were to be downgraded two or more grades below investment grade by any one NRSRO, as described below, we will be required to maintain additional risk-based capital in support of such securities if the Bank elects to continue to hold such securities.  The additional amount of risk-based capital required may be as great as the outstanding principal amount of the security.  If this were to occur, and the Bank did not have enough risk-based capital to meet its required risk-based capital ratios, the Bank may have to raise additional capital or sell assets in order to maintain its required risk-based capital ratios.  If additional capital was not available to the Bank when needed, the Bank would have to consider other alternatives for downgraded subordinate-tranche securities or implement other capital planning strategies to maintain its required capital ratios.  These alternatives or other strategies could negatively affect our results of operations, cash flows and financial position.  With the distress in the United States mortgage market ensuing since Spring 2008, many of our subordinate-tranche, non-agency, mortgage-backed securities, formerly rated investment grade, have been downgraded to two or more grades below investment grade by one or more NRSROs.

As of June 30, 2009, we held subordinate-tranche, non-agency, mortgage-backed securities with an amortized cost of $138.8 million, of which $90.4 million in amortized cost to us were rated investment grade or one grade below investment grade.  With regard to the $90.4 million in amortized cost of subordinate-tranche, non-agency, mortgage-backed securities, we were required to maintain regulatory risk-based capital of $6.2 million to hold such securities at June 30, 2009.  The remainder of our subordinate-tranche, non-agency, mortgage-backed securities, $48.4 million in amortized cost, were rated two or more grades below investment grade at June 30, 2009, and the Bank was required to maintain $24.8 million of regulatory risk-based capital in order to hold such securities and maintain a total risk-based capital ratio of at least 10%.

Subsequent to June 30, 2009, approximately $39.3 million of the $90.4 million of subordinate-tranche, non-agency mortgage-backed securities were downgraded to two or more grades below investment grade by at least one NRSRO.  Assuming no changes prior to September 30, 2009, these downgrades would require the Bank to allocate an estimated $35.4 million of additional capital to these securities in order to maintain a total risk-based capital ratio of 10% at September 30, 2009.

We are exploring various alternatives to manage the potential impact of these ratings downgrades, including, without limitation, incurring additional debt at our company to purchase certain securities from the Bank, including the newly downgraded subordinate-tranche, non-agency, mortgage-backed securities.

We are unable to predict with any degree of accuracy when or if any of our remaining subordinate-tranche, non-agency mortgage-backed securities with an amortized cost of $51.1 million may be downgraded to two or more grades below investment grade by any NRSRO.  Any additional downgrades by the NRSROs to two or more grades below investment grade could have a material adverse effect on our financial condition.

As a savings bank, pursuant to the Home Owners’ Loan Act, or HOLA, the Bank is required to maintain a certain percentage of its total assets in HOLA-qualifying loans and investments, which limits our asset mix and could significantly restrict our ability to sell certain assets to obtain liquidity.

A savings bank or thrift differs from a commercial bank in that it is required to maintain at least 65% of its total assets in HOLA-qualifying loans and investments, such as loans for the purchase, refinance, construction, improvement, or repair of residential real estate, home equity loans, educational loans and small business loans.  To maintain our thrift charter we have to pass the Qualified Thrift Lender test, or QTL test, in 9 out of 12 of the immediately preceding months.  The QTL test limits the extent to which we can grow our commercial loan portfolio.  However, a loan that does not exceed $2 million (including a group of loans to one borrower) and is for commercial, corporate, business, or agricultural purposes is not so limited.  We may be limited in our ability to change our asset mix and increase the yield on our earning assets by growing our commercial loan portfolio.

In addition, if we continue to grow our commercial loan portfolio and our single-family loan portfolio declines, it is possible that in order to maintain our QTL status, we could be forced to buy mortgage-backed securities or other HOLA-qualifying assets at times when the terms might not be attractive.  Alternatively, we could find it necessary to pursue different structures, including converting the Bank’s thrift charter to a commercial bank charter.

Our quarterly results may fluctuate.

Our financial results are subject to significant quarterly fluctuations as a result of, among other things, our loan production, opening of new branch locations, development of new products and services, premium amortization caused by prepayments of certain wholesale assets, such as our single-family mortgage loans, guaranteed SBA loans and pooled securities and changes in interest rates.  Our operating results will fluctuate significantly in the future as a result of a variety of factors, some of which are outside of our control, including general economic conditions, economic conditions in the financial industry, the effects of governmental regulations and regulatory changes, capital expenditures and other costs relating to the expansion of operations, the introduction of new services by us or our competitors and the mix of services sold.  In response to a changing competitive environment, we may elect from time-to-time to make certain pricing, service, or marketing decisions or enter into strategic alliances or make investments that could have a material adverse effect on our business, results of operations, financial condition and cash flow.  Accordingly, our results of operations for any particular quarter are not necessarily indicative of the results that may be achieved for any succeeding quarter or for the full fiscal year.

If we sell mortgage loans or mortgage servicing rights and the underlying loan defaults, we may be liable to the purchaser for unpaid principal and interest on the loan.

In the ordinary course of selling mortgage loans or mortgage servicing rights and in accordance with industry standards, we make certain representations and warranties to purchasers.  If a loan defaults and there has been a breach of representations or warranties and we have no recourse against a third party, we may become liable for the unpaid principal and interest on the defaulted loan.  In such a case, we may be required to repurchase the mortgage loan and bear any subsequent loss on the loan.  When we purchased mortgage servicing rights or mortgage loans, we also may have been exposed to liability to the extent that an originator or other seller of the servicing rights is unable to honor its representations and warranties to us.  Our company has established a reserve for repurchases that may be required in connection with loans we originated and sold in connection with the sale of our wholesale production platform in 2003.

United Western Bank relies on wholesale funding sources for secondary and contingent liquidity sources.

The Bank utilizes borrowings from the Federal Home Loan Bank, or FHLBank, system, brokered certificates of deposits and repurchase agreements for secondary and contingent sources of liquidity.  Also, from time to time, the Bank utilizes these sources to capitalize on market opportunities to fund investment and loan initiatives.  To the extent such wholesale sources depend upon collateralized borrowings, declines in asset quality or the fair value of the underlying instruments could reduce our wholesale borrowing capacity.  If the Bank were unable to obtain or maintain our access to funding or if adequate funding is not available to accommodate future growth at acceptable interest rates, it would have to find alternative sources of liquidity, which, if available, would probably be at a higher cost and on terms that do not match the structure of our liabilities as well as the existing wholesale funding sources.  In addition, our company relies on wholesale bank funding for parent company funds.  If such funds were not available from the banking sector, securing alternative funding could cause disruption to our business.  Factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity as a result of a downturn in the markets in which our loans are concentrated or adverse regulatory action against us.  Our ability to borrow could also be impaired by factors that are not specific to us, such as a disruption in the financial markets or negative views and expectations about the prospects for the financial services industry in light of the recent turmoil faced by banking organizations and the continued deterioration in credit markets.

At June 30, 2009, we had outstanding indebtedness to FHLBank Topeka in the amount of $190 million.  FHLBank Topeka currently limits our ability to pledge non-agency mortgage-backed securities as collateral against our borrowings from them to securities rated AA by at least one NRSRO.  If the rating agencies were to downgrade any of the eligible securities that we have pledged to FHLBank Topeka to an unacceptable rating, our borrowing capacity would be reduced by $54.9 million as of June 30, 2009.  If FHLBank Topeka reduced our borrowing capacity, and we were not able to replace the financing on similar terms, our liquidity could be materially and adversely affected.  It may be difficult to secure replacement financing in the current credit markets.

Curtailment of government guaranteed loan programs could affect our SBA business.

The Bank’s small business department relies on originating, purchasing, pooling and selling government guaranteed loans, in particular those guaranteed by the SBA.  From time to time, the government agencies that guarantee these loans reach their internal limits and cease to guarantee loans for a period of time.  In addition, these agencies may change their rules for loans or legislation may discontinue or change the programs.  If changes occur, the volumes of loans that qualify for government guarantees could decline, which could in turn reduce the profitability of the Bank’s small business department.

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

We maintain personal and financial information about our current, past and potential customers on our computer systems and network infrastructure, such as customer names, addresses, social security numbers, tax identification numbers, bank account numbers, information on loan applications and other sensitive personal and financial information.  In addition, our customers may use the Internet to connect to the Bank’s website to retrieve information about their accounts and to conduct online transactions, such as online bill payments.  If the security of our encrypted computer systems and network infrastructure responsible for storing our customers’ personal and financial data and information or the security of our online banking Internet services is breached, then customer information could be stolen and misused.  Such misuse could include the loss of privacy resulting from the sale or disclosure of the information to third parties, credit fraud or other consequences of identity theft to the customer.  While we believe that our current encrypted systems meet or exceed all commercial standards for network security, new criminal schemes or capabilities could compromise or breach our systems and network infrastructure.  If our security measures fail to protect our customer’s information, our existing and future customer base may be adversely affected, we may become subject to customer claims or lawsuits, our public image may be diminished, and our results of operations and financial condition could be adversely affected.

We may be adversely affected by changes in laws and regulations and the regulatory environment.

In June 2009, the U.S. Department of the Treasury, or Treasury, issued a “white paper” containing federal legislative proposals that, if enacted into law, would make substantial changes to the present U.S. financial services regulatory framework.  One legislative proposal would be to eliminate the OTS and the federal savings bank or “thrift” charter, subject to “reasonable transition arrangements.”  One of these transition arrangements might involve, on a going-forward basis, converting the federal thrift charter into a national bank charter, which would result in the Office of the Comptroller of the Currency (or successor thereto) having principal regulatory and supervisory authority over former thrift institutions.  The Bank conducts its business pursuant to a federal thrift charter.  As of the date of this Quarterly Report on Form 10-Q, the legislative proposals contained in the Treasury white paper, including its proposal to eliminate the federal thrift charter are being considered by the U.S. House of Representatives and the U.S. Senate.  However, it is not clear whether the proposal to eliminate the federal thrift charter will become law, and if such proposal does become law, how the Bank would be regulated and supervised.  If Congress eliminates the OTS and the Bank is required to convert its charter to a national bank charter, our company would no longer be regulated by the OTS, and it is possible we would be regulated by the Federal Reserve as a bank holding company.

Any change in the laws or regulations applicable to us, or in supervisory policies or examination procedures of banking regulators, whether by the OTS, the FDIC, the Treasury, the FHLBank System, the United States Congress, the Texas Department of Banking, or other federal or state regulators, could have a material adverse effect on our business, financial condition, results of operations and cash flows.  In addition, bank regulatory authorities have extensive discretion in the exercise of their supervisory and enforcement powers.  They may, among other things, impose restrictions on the operation of a banking institution, the classification of assets by such institution and such institution’s allowance for credit losses.  Additionally, bank regulatory authorities have the authority to bring enforcement actions against banks and their holding companies for unsafe or unsound practices in the conduct of their businesses or for violations of any law, rule or regulation, any condition imposed in writing by the appropriate bank regulatory agency or any written agreement with the agency.  Possible enforcement actions against us could include the issuance of a cease−and−desist order that could be judicially enforced, the imposition of civil monetary penalties, the issuance of directives to increase capital or enter into a strategic transaction, whether by merger or otherwise, with a third party, the appointment of a conservator or receiver, the termination of insurance of deposits, the issuance of removal and prohibition orders against institution−affiliated parties, and the enforcement of such actions through injunctions or restraining orders.

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

If our application for proceeds under the Treasury’s Capital Purchase Program, or CPP, is accepted and we elect to participate, we will be required to enter into agreements with the Treasury that the Treasury may amend for any reason at any time.  We are unable to predict the scope or extent of any future amendments that Treasury may mandate under its CPP documents, all or some of which may impose additional regulatory burdens on us.  Further, in order to accept CPP proceeds, we will be required to enter into a “source of strength” agreement with the OTS that will require us, as and when requested by the OTS, to provide financial and managerial support to the Bank.  There can be no assurance that we will be able to supply the support requested by the OTS due to limitations on our own financial and managerial resources at the time of such request and our failure to provide the requested support may lead to regulatory enforcement action or actions against us and the Bank by the OTS.  No assurance can be given that the foregoing regulations and supervision will not change so as to affect us adversely.

If our company were to suffer loan losses similar in amounts to those that may be predicted by a SCAP test, they could have a material adverse effect on our results of operation or financial condition, and the price, and market for, our common stock, and could require the need for additional capital.

Bank regulatory authorities, in connection with the Supervisory Capital Assessment Program, or SCAP, recently administered a stress or SCAP test to the nation’s 19 largest banks.  The SCAP test is based on a 2-year cumulative loan loss assumption that represents two scenarios, a “baseline” scenario that assumed a consensus forecast for certain economic variables and a “more adverse” than expected scenario to project a more significant downturn.  These scenarios are not forecasts or projections of expected loan losses.

While bank regulatory authorities have not administered a SCAP test to our loan portfolio (both loans held for investment and loans held for sale), we, in conjunction with a third-party consultant, performed a stress test of our loan portfolio to determine the potential effects on our capital as a result of the persistence of the economic factors identified in the SCAP test and to assess the potential exposure for increased nonperforming assets.  The analysis was designed to approximate the SCAP test, with specific adjustments based on more current economic data reflective of the market areas in which our loans are located.

If the results of the SCAP test were to be applied to our loan portfolio, the estimated cumulative loan losses over the next six quarters ending December 31, 2010 under the “baseline” scenario may be $13.5 million, and under the “more adverse” scenario may be $19.1 million.  These scenarios do not take into account our existing allowance for loan losses or existing lower of cost or fair value write downs which exceed these amounts.  Nevertheless, if we were to suffer aggregate loan losses similar in amounts to those that may be predicted by a SCAP test, they could have an adverse effect on our results of operation or financial condition, and the price, and market for, our common stock, and could require the need for additional capital.

UW Trust Company is subject to regulation as a trust company and could be the subject of third party actions.

As a Texas chartered trust company, UW Trust is subject to supervision, regulation and examination by the Texas Department of Banking.  UW Trust’s activities are limited by applicable law generally to acting as a trustee, executor, administrator, guardian or agent for the performance of any lawful act, and to accumulate money when authorized under applicable law.

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

We are a separate legal entity from our subsidiaries and do not have significant operations of our own.  We currently depend on our cash, mortgage-backed securities, credit facilities and liquidity as well as dividends from our subsidiaries to pay our operating expenses and service our debt.  There is no assurance that our subsidiaries will continue to have the capacity to pay us the necessary dividends to satisfy our obligations.  In particular, the availability of dividends from the Bank is limited by various statutes and regulations.  Depending upon the financial condition of the Bank and other factors, it is possible that the OTS could assert that the payment of dividends or other payments by the Bank are an unsafe or unsound practice.  If the Bank or our other subsidiaries are unable to pay dividends sufficient to satisfy our obligations, we may not be able to service our debt, pay our obligations as they become due or pay dividends on our common stock.

Significant legal actions could subject our company to substantial liabilities.

We are from time to time subject to various legal claims related to our operations.  These claims and legal actions, including potential supervisory actions by our company’s regulators, could involve large monetary claims and significant defense costs.  As a result, we may be exposed to substantial liabilities, which could adversely affect our results of operations and financial condition.

Risks Related to our Business Strategy

We may be unable to fully implement our community banking business strategy.

We are 42 months into our community bank transition, and in order to complete the execution of this strategy we must, among other things:

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

Our business strategy contemplates, in part, an increase in our franchise value by expanding into additional communities in the Colorado Front Range and selected mountain communities through a branch network for the Bank.  To the extent that we undertake additional branch openings, we are likely to experience the effects of higher operating expenses relative to operating income from our expansion efforts for a period of time.  We intend to make our loan production office in Aspen, Colorado a full-service branch, and we may acquire or lease other sites for future expansion.  While we are committed to this strategy, our expansion could significantly burden our infrastructure or we may be unable to manage this growth.  In addition, we may enter new lines of business or pursue other strategies intended to complement our community banking business plan implementation.  To the extent we undertake such actions, we may experience higher operating costs and these new activities may not be successful.

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

Our possible participation in the TARP CPP may place significant restrictions on our operations.

Under the Troubled Asset Relief Program’s, or TARP, CPP, in the event that the Treasury approves our pending CPP application and we elect to participate in CPP, our ability to declare or pay dividends on any of our shares is limited.  Specifically, we would not be permitted to pay dividends on our common stock without the Treasury’s approval unless all of the preferred stock issued under CPP has been redeemed or transferred by the Treasury to unaffiliated third parties.  In addition, our ability to repurchase shares of our common stock and other securities would be restricted.  The consent of the Treasury generally is required for us to make any stock repurchases (other than in connection with the administration of any employee benefit plan in the ordinary course of business and consistent with past practice), unless all of the outstanding shares of preferred stock have been redeemed or transferred by the Treasury to unaffiliated third parties.  Further, we may not repurchase shares of our common stock if we are in arrears on the payment of preferred stock dividends.

In the event our application is accepted and we elect to participate in the TARP CPP, we would also be subject to the Treasury’s current standards for executive compensation and corporate governance for the period during which we have any outstanding obligation to Treasury, or the TARP Period. On June 10, 2009, Treasury, under the Emergency Economic Stabilization Act of 2008, or EESA, as amended by the American Recovery and Reinvestment Act of 2009, or ARRA, issued an interim final rule establishing these current standards.

These current standards generally would apply to our named executive officers (i.e., our Chief Executive Officer, Chief Financial Officer and our three next most highly compensated senior executive officers). In addition, under certain circumstances, these standards would apply to our most highly compensated employees, even if they are not our named executive officers.  Under the current standards:

•
we would be required to ensure that any bonus payment made to our named executive officers or our next 20 most highly compensated employees  is subject to a contractual provision for recovery or “clawback” by us if the bonus payment was based on materially inaccurate financial statements (which includes, but is not limited to, statements of earnings, revenues, or gains) or any other materially inaccurate performance metric criteria;

•
we would be prohibited from making any “golden parachute payment” (i.e., any payment for the departure from our company for any reason, or any payment due to a change in control of our company, except for payments for services performed or benefits accrued) to a named executive officer and any of our next five most highly compensated employees;

•
we would be prohibited from paying or accruing any bonus, retention award or incentive compensation to at least five of our most highly compensated employees (other than long-term restricted stock or stock units, as long as the value of the restricted stock or units is no greater than one-third of the affected employee’s annual compensation and the award does not fully vest until the end of the TARP Period);

•	we would be required to establish a company-wide policy regarding “excessive or luxury” expenditures;

•	we would be prohibited from providing tax gross-ups to any of our named executive officers and our next 20 most highly compensated employees;

•
we would be required to include in any proxy statement for any annual or other meeting of our shareholders a separate non-binding shareholder vote to approve the compensation of our named executive officers;

•
we would be required to maintain compensation plans that do not contain features that (i) unnecessarily expose our company to risks, (ii) encourage our named executive officers to take unnecessary and excessive risks that threaten the value of our company or (iii) encourage the manipulation of our reported earnings; and

•
we would not be able to claim a deduction, for federal income tax purposes, for compensation paid to any of the named executive officers in excess of $500,000 per year. The change to the deductibility limit on executive compensation may increase the overall cost of our compensation programs in future periods.

Our compensation committee would be responsible for monitoring and evaluating our compliance with these standards.  Our compensation committee would be required to provide certifications as to our compliance with these standards in the annual proxy statement within 120 days of the end of each fiscal year during the TARP Period, while our Chief Executive Officer and Chief Financial Officer would have to do so in the Annual Report on Form 10-K within 90 days of the end of each fiscal year during the TARP Period.

The restrictions on bonuses and incentive compensation cited above (as well as any future ones) may result in us issuing additional shares of our common stock to compensate our executive officers that likely would result in dilution to our common shareholders and could have an adverse impact on the market value of our common stock.

Risks Relating to the Ownership of Our Common Stock

The trading volume of our stock is low.

The low trading volume in our common shares on the NASDAQ Global Market means that our shares may have less liquidity than other publicly traded companies.  We cannot ensure that the volume of trading in our common shares will increase in the future.  Furthermore, to the extent shares are concentrated in a relatively small group of holders, a seller could be subject to significant adverse price volatility and price fluctuation.  At June 30, 2009, based on filings made by third parties with the Securities and Exchange Commission, we believe that six holders owned 52.9% of our outstanding common stock.  This includes shares held by our Chairman of the Board, Guy A. Gibson, who owns 1,325,985 shares, or 18.1% of our outstanding common stock.

We may issue additional shares of common or preferred stock, which may cause dilution and other risks.

Our board of directors may authorize the issuance of additional common or preferred stock in connection with future equity offerings, acquisitions of securities or assets of other companies or to be used as compensation for our executive officers.  Furthermore, there are significant implementation risks associated with the acquisition and integration of another entity into our company that could adversely impact our financial condition and results of operations.  Our board may also classify or reclassify any unissued preferred stock and set the preferences, rights and other terms of the classified or reclassified shares, including the issuance of preferred stock with preference rights over the common stock with respect to dividends, liquidation, voting and other matters.  In any event, the issuance of additional shares of our common stock could be dilutive to shareholders who do not invest in future offerings.  Moreover, to the extent that we issue options, warrants or similar instruments to purchase our common stock in the future and those options, warrants or similar instruments are exercised or we issue restricted stock which subsequently vests, our shareholders may experience future dilution.

Preferred shares that we would issue if we participated in the CPP will impact net income available to holders of our common shares and earnings per common share, and the related warrant to be issued to the U.S. Treasury may be dilutive to holders of our common shares.

As disclosed above, we have applied for an investment by the Treasury under the TARP CPP pursuant to the EESA, as amended.  If the Treasury agrees to make such investment in us and we elect to participate in the CPP, the terms of such investment will include the issuance of senior preferred stock coupled with 15% warrant coverage.  While the additional capital we may raise through our possible participation in the CPP will provide further funding to our business, and we believe will improve investor perceptions with regard to our financial position, it will increase our equity and the number of actual and diluted outstanding common shares as well as our preferred stock dividend requirements.  The dividends declared and the accretion of discount on the preferred stock issued to Treasury will reduce the net income available to holders of our common shares and our earnings per common share.  The preferred shares will also receive preferential treatment in the event of our liquidation, dissolution or winding up.  Additionally, the ownership interest of the existing holders of our common shares will be diluted to the extent the warrant we will be required to issue to the Treasury in conjunction with the sale of the preferred shares is exercised.  Because the number of common shares available to the Treasury under the warrant is not determined until the final closing, we are unable to currently determine the number of common shares we will have to make available to the Treasury under the warrant.  Although the Treasury has agreed not to vote any of the common shares it receives upon exercise of the warrant, a transferee of any portion of the warrant or of any common shares acquired upon exercise of the warrant is not bound by this restriction.

The market price of our common stock may fluctuate significantly.

The market price and liquidity of the market for shares of our common stock may be significantly affected by numerous factors, including some that are beyond our control and that may not be directly related to our operating performance.  These factors include the following:

•	changes in earnings estimates or recommendations by analysts who cover our common stock;

•	variations in our quarterly operating results or the quarterly financial results of companies perceived to be competitors or similar to us;

•	changes in our capital structure, such as future issuances of securities, sales of large blocks of common stock by our shareholders or the incurrence of additional debt; and

•	changes in general economic and market conditions.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 4. Submission of Matters to a Vote of Security Holders

At the Company’s Annual Meeting of Shareholders held on May 22, 2009, shareholders voted on the following matters:

(1)	To elect three director nominees to serve until the Annual Meeting of Shareholders for the year shown. Each director nominee was elected.

			To serve until
			the Annual Meeting
Name of Nominee	Total Votes For	Total Votes Withheld	of Shareholders
Bernard C. Darré	4,598,569	1,758,173	2012
Lester Ravitz	4,597,048	1,759,684	2012
Robert T. Slezak	4,596,639	1,760,093	2012

    Other directors whose term of office as a director continued after the meeting were as follows:

Director's
Name	Term Expires
Scot T. Wetzel	2010
William D. Snider	2010
Jeffrey R. Leeds	2010
Guy A. Gibson	2011
James H. Bullock	2011
Michael J. McCloskey	2011

(2)	To ratify the appointment by the Audit Committee of the Board of Directors of Crowe Horwath, LLP as the Company’s independent registered public accounting firm for the 2009 calendar year.

Total Votes For	6,348,096
Total Votes Against	568
Total Abstentions	8,068

Item 5. Other Information

None.

Item 6. Exhibits

(a)	Exhibits

31.1	Rule 13a-14(a) or Rule 15d-14(a)/15d-14(a) Certification of Scot T. Wetzel
31.2	Rule 13a-14(a) or Rule 15d-14(a)/15d-14(a) Certification of William D. Snider
31.3	Rule 13a-14(a) or Rule 15d-14(a)/15d-14(a) Certification of Benjamin C. Hirsh
32.1	Section 1350 Certification of Scot T. Wetzel
32.2	Section 1350 Certification of William D. Snider
32.3	Section 1350 Certification of Benjamin C. Hirsh

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED WESTERN BANCORP, INC.

Dated:	August 7, 2009	/s/ Scot T. Wetzel
Scot T. Wetzel
President and
Chief Executive Officer
(Principal Executive Officer)

Dated:	August 7, 2009	/s/ William D. Snider
William D. Snider
Chief Financial Officer
(Principal Financial Officer)

Dated:	August 7, 2009	/s/ Benjamin C. Hirsh
Benjamin C. Hirsh
Chief Accounting Officer
(Principal Accounting Officer)

 INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Rule 13a-14(a) or Rule 15d-14(a)/15d-14(a) Certification of Scot T. Wetzel

31.2	Rule 13a-14(a) or Rule 15d-14(a)/15d-14(a) Certification of William D. Snider

31.3	Rule 13a-14(a) or Rule 15d-14(a)/15d-14(a) Certification of Benjamin C. Hirsh

32.1	Section 1350 Certification of Scot T. Wetzel

32.2	Section 1350 Certification of William D. Snider.

32.3	Section 1350 Certification of Benjamin C. Hirsh