Form 10-Q
period 2009-09-30
UNITED WESTERN BANCORP INC
filed 2009-11-04
CIK 944725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ Ö ] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T §of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes [ Ö ] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer [  ]  Accelerated filer [Ö ]  Non-accelerated filer [  ] Smaller reporting company [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange
Act).  Yes [  ] No [ Ö ]

Number of shares of Common Stock ($0.0001 par value) outstanding at the close of business on November 3, 2009 was 29,316,526 shares.

Part I - Financial Information
Item 1. Financial Statements - (Unaudited)
United Western Bancorp, Inc. and Subsidiaries
Consolidated Balance Sheets
(Unaudited)
(Dollars in thousands, except share information)

	September 30,	December 31,
	2009	2008
Assets
Cash and due from banks	$568,581	$22,332
Interest-earning deposits	351	548
Total cash and cash equivalents	568,932	22,880
Investment securities - available for sale, at fair value	34,920	59,573
Investment securities - held to maturity (fair value September 30, 2009 - $351,027, December 31, 2008 - $429,526	410,530	498,464
Loans held for sale - at lower of cost or fair value	272,142	291,620
Loans held for investment	1,234,778	1,249,484
Allowance for credit losses	(27,254)	(16,183)
Loans held for investment, net	1,207,524	1,233,301
FHLBank stock, at cost	12,311	29,046
Mortgage servicing rights, net	7,791	9,496
Accrued interest receivable	7,318	8,973
Other receivables	20,384	15,123
Premises and equipment, net	24,406	23,364
Bank owned life insurance	25,942	25,233
Other assets, net	7,453	13,839
Deferred income taxes	14,599	24,100
Foreclosed real estate	13,325	4,417
Total assets	$2,627,577	$2,259,429

Liabilities and shareholders' equity
Liabilities:
Deposits	$2,005,442	$1,724,672
Custodial escrow balances	37,603	29,697
FHLBank borrowings	216,636	226,721
Borrowed money	118,513	119,265
Junior subordinated debentures owed to unconsolidated subsidiary trusts	30,442	30,442
Income tax payable	-	1,140
Other liabilities	23,763	25,543
Total liabilities	2,432,399	2,157,480

Commitments and contingencies (Note 16)
Shareholders' equity:
Preferred stock, par value $0.0001; 5,000,000 shares authorized; no shares outstanding	-	-
Common stock, par value $0.0001; 50,000,000 shares authorized;
27,345,564 shares at September 30, 2009 and
7,253,391 shares at December 31, 2008 outstanding, respectively	3	1
Additional paid-in capital	99,376	23,856
Retained earnings	98,372	100,348
Accumulated other comprehensive loss	(2,573)	(22,256)
Total shareholders' equity	195,178	101,949
Total liabilities and shareholders' equity	$2,627,577	$2,259,429

See accompanying notes to consolidated financial statements.

United Western Bancorp, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)
(Dollars in thousands, except share information)

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Interest and dividend income:
Community bank loans	$15,717	$15,439	$45,983	$42,451
Wholesale residential loans	3,185	5,004	11,054	15,619
Other loans	360	576	818	2,241
Investment securities	5,721	7,779	18,961	24,487
Deposits and dividends	253	353	519	1,327
Total interest and dividend income	25,236	29,151	77,335	86,125

Interest expense:
Deposits	3,919	2,921	10,671	9,086
FHLBank borrowing	2,391	3,645	7,138	11,101
Other borrowed money	1,892	1,543	5,437	4,800
Total interest expense	8,202	8,109	23,246	24,987

Net interest income before provision for credit losses	17,034	21,042	54,089	61,138
Provision for credit losses	10,106	2,203	20,565	6,226
Net interest income after provision for credit losses	6,928	18,839	33,524	54,912

Noninterest income:
Custodial, administrative and escrow services	101	174	388	697
Loan administration	1,070	1,175	3,265	3,833
Gain on sale of loans held for sale	1,244	418	1,622	742
Loss on sale of available for sale investment securities	-	-	(46,980)	-
Total other-than-temporary impairment losses	(3,244)	(4,110)	(4,136)	(4,110)
Portion of loss recognized in other comprehensive income (before taxes)	443	-	732	-
Net impairment losses recognized in earnings	(2,801)	(4,110)	(3,404)	(4,110)
Gain on sale of investment in Matrix Financial Solutions, Inc.	-	-	3,567	-
Other	427	1,115	1,880	2,369
Total noninterest income	41	(1,228)	(39,662)	3,531

Noninterest expense:
Compensation and employee benefits	6,995	6,764	19,804	19,153
Subaccounting fees	6,377	4,365	13,800	14,066
Amortization of mortgage servicing rights	570	491	1,951	1,872
Lower of cost or fair value adjustment on loans held for sale	300	610	(25)	1,175
Occupancy and equipment	895	716	2,510	1,923
Postage and communication	222	237	692	676
Professional fees	1,017	880	3,056	2,032
Mortgage servicing rights subservicing fees	330	389	1,042	1,288
Other general and administrative	4,320	2,476	13,146	6,631
Total noninterest expense	21,026	16,928	55,976	48,816

(Loss) income from continuing operations before income taxes	(14,057)	683	(62,114)	9,627
Income tax (benefit) provision	(5,363)	(807)	(23,169)	1,869
(Loss) income from continuing operations	(8,694)	1,490	(38,945)	7,758
Discontinued operations:
Discontinued operations, net of tax	-	2	37,525	162
Net (Loss) Income	$(8,694)	$1,492	$(1,420)	$7,920

See accompanying notes to consolidated financial statements.

United Western Bancorp, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)
(Dollars in thousands, except share information)

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
(Loss) income from continuing operations per share - basic	$(0.95)	$0.21	$(4.97)	$1.07
(Loss) income from continuing operations per share - assuming dilution	$(0.95)	$0.21	$(4.97)	$1.07

Income from discontinued operations per share - basic	$-	$-	$4.79	$0.02
Income from discontinued operations per share - assuming dilution	$-	$-	$4.79	$0.02

Net (loss) income per share - basic	$(0.95)	$0.21	$(0.18)	$1.09
Net (loss) income - assuming dilution	$(0.95)	$0.21	$(0.18)	$1.09

Weighted average shares - basic	9,186,806	7,119,398	7,834,636	7,178,169
Weighted average shares - assuming dilution	9,186,806	7,119,398	7,834,636	7,181,124

Dividends declared per share	$0.01	$0.06	$0.13	$0.18

See accompanying notes to consolidated financial statements.

United Western Bancorp, Inc. and Subsidiaries
Consolidated Statements of Shareholders’ Equity
(Unaudited)
(Dollars in thousands, except share information)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive		Comprehensive
	Shares	Amount	Capital	Earnings	Income (loss)	Total	Income
Nine Months Ended September 30, 2009

Balance at January 1, 2009	7,253,391	$1	$23,856	$100,348	$(22,256)	$101,949
Cumulative effect of change in accounting principle, adoption of ASC 320-10 (net of tax)	-	-	-	387	(387)	-
Dividends paid ($0.13 per share)	-	-	-	(943)	-	(943)
Issuance of stock to directors	15,970	-	115	-	-	115
Restricted stock grants, net	76,203	-	-	-	-	-
Share-based compensation expense	-	-	1,034	-	-	1,034
Comprehensive income:
Net loss	-	-	-	(1,420)	-	(1,420)	$(1,420)
Net unrealized gains on available-for-sale securities and other-than temporary impairment on held-to-maturity securities, net	-	-	-	-	20,070	20,070	20,070
Issuance of common stock, net	20,000,000	2	74,371			74,373
Comprehensive income	-	-	-	-	-	-	$18,650
Balance at September 30, 2009	27,345,564	$3	$99,376	$98,372	$(2,573)	$195,178

See accompanying notes to consolidated financial statements.

United Western Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

	Nine Months Ended September 30, 2009
	2009	2008
Cash flows from continuing operating activities
Net (Loss) Income	$(1,420)	$7,920
Income from discontinued operations, net of income tax provision	(37,525)	(162)
Adjustments to reconcile income to net cash from continuing operating activities:
Share-based compensation expense	1,131	941
Depreciation and amortization	1,226	1,086
Provision for credit losses	20,565	6,226
Write-down on other-than-temporary impairment of securities	3,404	4,110
Amortization of mortgage servicing rights	1,951	1,872
Lower of cost or fair value adjustment on loans held for sale	(25)	1,175
Gain on sale of loans held for sale	(1,622)	(742)
Loss on sale of securities available for sale	46,980	-
Gain on sale of investment in Matrix Financial Solutions, Inc.	(3,567)	-
Net loss (gain) on sale of assets, equipment and foreclosed real estate	1,097	(73)
Changes in assets and liabilities:
Loans originated and purchased for sale	(32,394)	(26,003)
Principal payments on, and proceeds from sale of, loans held for sale	51,170	91,300
Originated mortgage servicing rights, net	-	(150)
Increase in other receivables, other assets, and deferred income taxes	(1,651)	(24,309)
Decrease in other liabilities and income tax payable	(2,490)	(5,135)
Net cash from continuing operating activities	46,830	58,056

Cash flows from continuing investing activities
Loans originated and purchased for investment	(345,349)	(692,754)
Principal repayments on loans held for investment	383,299	382,057
Proceeds from sale of available for sale securities	373	-
Proceeds from sale of cost method investment	4,317	-
Proceeds from maturity and prepayment of available for sale securities	10,212	12,090
Purchase of held to maturity securities	-	(5,018)
Proceeds from the maturity and prepayment of held to maturity securities	84,074	61,660
Proceeds from redemption of FHLBank stock	16,999	12,000
Purchases of premises and equipment	(2,448)	(6,825)
Proceeds from sale of foreclosed real estate	4,057	3,394
Net cash from continuing investing activities	155,534	(233,396)

See accompanying notes to consolidated financial statements.

United Western Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows – continued
(Unaudited)
(Dollars in thousands)

	Nine Months Ended September 30, 2009
	2009	2008
Cash flows from continuing financing activities
Net increase in deposits	$280,770	$181,653
Net increase in custodial escrow balances	7,906	16,524
Net (decrease) increase in FHLBank borrowings	(10,085)	(39,780)
Borrowed money - proceeds from repurchase agreements	(2,752)	5,014
Borrowed money - advances on revolving line, net	2,000	(1,000)
Repurchase of common stock	-	(1,605)
Dividends paid	(943)	(1,309)
Proceeds from issuance of common stock	74,373	-
Net cash from continuing financing activities	351,269	159,497

Cash flows from discontinued operations:
Operating cash flows	(7,934)	1,074
Investing cash flows	353	(1,055)
Financing cash flows	-	-
Net cash from discontinued operations	(7,581)	19

Increase (decrease) in cash and cash equivalents	546,052	(15,824)
Cash and cash equivalents at beginning of the period	22,880	40,806
Cash and cash equivalents at end of the period	$568,932	$24,982

Supplemental disclosure of non-cash activity
Loans transferred to foreclosed real estate and other assets	$15,661	$4,121
Loans securitized and transferred to securities available for sale	$-	$18,003
Note receivable received in sale of assets of discontinued operations	$46,050	$-
Issuance of common stock to directors	$115	$101

Supplemental disclosure of cash flow information
Cash paid for interest	$22,558	$24,322
Cash paid for income taxes	$1,193	$5,824

See accompanying notes to consolidated financial statements.

United Western Bancorp, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
September 30, 2009

1. Basis of Presentation and Significant Accounting Policies

United Western Bancorp, Inc. (the “Company”) is a unitary thrift holding company and, through its subsidiaries, a diversified financial services company headquartered in Denver, Colorado. The Company’s operations are conducted primarily through United Western Bank® (the “Bank”), UW Trust Company (“UW Trust”) (formerly known as Sterling Trust Company), see Note 18 Discontinued Operations – Sale of UW Trust Assets for further discussion, Matrix Financial Services Corporation (“Matrix Financial”), and UW Investment Services, Inc. (“UW Investment”), all of which are wholly owned subsidiaries of the Company.

Through the Bank, we are focused on expanding our community-based banking network across Colorado’s Front Range market and selected mountain communities by strategically positioning banking offices in those locations. The Colorado Front Range area spans the Eastern slope of Colorado’s Rocky Mountains – from Pueblo to Fort Collins, and includes the metropolitan Denver marketplace. At September 30, 2009, the Bank had eight branches in the Colorado Front Range marketplace (downtown Denver, Boulder, Cherry Creek, Loveland, Fort Collins, Longmont, Hampden Office and Centennial) and a loan production office serving Aspen and the Roaring Fork Valley. We plan to grow the Bank network to an estimated ten to twelve community bank locations over the next three to five years. We originate Small Business Administration (“SBA”) loans on a national basis. In addition to the community-based banking operations of the Bank, we also offer deposit services to institutional customers, as well as custodial escrow and paying agent lines of business through UW Trust.

We refer to certain assets as “wholesale,” by which we mean that prior to December 2005 our Bank was mainly engaged in acquiring assets (e.g., residential loans, multifamily loans, and other loan assets) primarily on an indirect basis through relationships with large mortgage originators, loan brokers, and other market participants.

The consolidated financial statements of the Company and its subsidiaries in this Quarterly Report on Form 10-Q have not been audited by an independent registered public accounting firm, but in the opinion of management reflect all adjustments necessary for a fair presentation of the Company’s financial position and results of operations. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with the instructions to Form 10-Q adopted by the Securities and Exchange Commission (“SEC”).  Accordingly, these financial statements do not include all of the information and notes necessary to constitute a complete set of financial statements under GAAP applicable to annual periods. Accordingly, they should be read in conjunction with the financial information contained in the Company’s Annual Report on Form 10-K/A. In the opinion of management, all adjustments (consisting of only normal recurring accruals unless otherwise disclosed in this Form 10-Q) necessary for a fair presentation have been included. The results of operations for the interim periods disclosed herein are not necessarily indicative of results that may be expected for the full year or any future period.  The Company has evaluated subsequent events for potential recognition and/or disclosure through November 3, 2009, the date the consolidated financial statements included in this Quarterly Report on Form 10-Q were issued.

Public Offering of Common Stock

On September 22, 2009, the Company completed a public offering of 20,000,000 shares of common stock, $0.0001 par value per share.  The common stock was sold at $4.00 per share.  In the public offering, the Company raised an aggregate of $80.0 million; less offering expenses charged against the proceeds which totaled $5.6 million.  The net funds raised of $74.4 million were deployed as follows:  $62.1 million was contributed as capital to United Western Bank, which increased the Bank’s capital ratios, $5 million was used on October 1, 2009 to reduce the outstanding balance on the Company’s revolving line of credit with another institution and $7.3 million was retained by the Company for general corporate purposes.  On October 14, 2009, the underwriter exercised a portion of their over-allotment option for 1,961,325 shares of common stock.  The Company raised $7.9 million, less offering expenses of $500,000.  These funds were retained by the Company for general corporate purposes.

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

The Company views the allowance for credit losses, the valuation of loans held for sale, the valuation of investment securities and the determination of temporary vs. other-than-temporary impairment of securities as critical accounting estimates that require significant judgments, assumptions and estimates be used in preparation of its consolidated financial statements. See further detail in this Note for a detailed description of the Company’s process and methodology related to the allowance for credit losses and the valuation of loans held for sale.  See Note 3. Investment Securities for a detailed description of the Company’s process and methodology related to the valuation of investment securities and other-than-temporary impairment of securities.

Accounting Standards Codification

The Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) became effective on July 1, 2009.  At that date, the ASC became FASB’s officially recognized source of authoritative U.S. GAAP applicable to all public and non-public non-governmental entities, superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force (“EITF”) and related literature.  Rules and interpretive releases of the SEC under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  All other accounting literature is considered non-authoritative.  The switch to the ASC affects the way companies refer to U.S. GAAP in financial statements and accounting policies.  Existing GAAP prior to the effective date of the ASC was not altered in compilation of the ASC.  Citing particular content in the ASC involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure.

Allowance for Credit Losses

The allowance for credit losses is a reserve established through a provision for credit losses charged to expense, which represents management’s best estimate of probable incurred credit losses inherent in the loan held for investment portfolio (“loan portfolio”). The allowance, in the judgment of management, is necessary to reserve for estimated losses inherent in the loan portfolios. The allowance for credit losses includes allowance allocations calculated for both homogeneous loans as well as individual loans measured for impairment. The level of the allowance reflects management’s continuing evaluation of loan loss experience, specific credit risks, current loan portfolio quality, industry and loan type concentrations, economic and regulatory conditions and unidentified losses inherent in the loan portfolios, as well as trends in the foregoing.

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

Community Bank Loans

Community bank loans include commercial real estate loans, construction and development loans, commercial loans, multifamily loans and consumer loans. Within this population are loans originated by the Bank’s SBA division. The majority of community bank loans are originated as assets held for investment. Currently, we intend to hold for the foreseeable future or to maturity all community bank loans, except SBA 504 loans and the guaranteed portions of originated SBA 7a loans. We generally elect to sell certain SBA 504 loans and the guaranteed portions of SBA 7a loans. These sales assist the Company in managing industry concentrations, capital, and interest rate risk, and are a normal part of our operations. At September 30, 2009 and December 31, 2008, community bank loans included multifamily and SBA originated loans totaling $82.9 million and $83.7 million, respectively, that were classified as held for sale.

Wholesale Loans

Wholesale loans include purchased residential loans and purchased guaranteed portions of SBA 7a loans. We did not acquire any wholesale loans in 2009 or 2008 other than loans we are required to repurchase from our GNMA mortgage servicing portfolio. Such loans are government guaranteed as to principal and interest. At September 30, 2009 and December 31, 2008, wholesale loans included residential loans totaling $192.2 million and $212.1 million, respectively, which were classified as loans held for sale. See Note 5 – Loans to the consolidated financial statements for a break out of all wholesale loans.

Income Taxes

The Company and its subsidiaries file consolidated federal and state income tax returns. The subsidiaries are charged for the taxes applicable to their profits calculated on the basis of filing separate income tax returns. The Bank qualifies as a savings and loan association for income tax purposes. The consolidated effective tax rate is affected by the resolution of uncertain tax positions identified under ASC Topic 740, “Income Taxes” the level of utilization of New Markets Tax Credits and the level of tax-exempt interest income in proportion to the level of net income.

Deferred income taxes are provided using the liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. At September 30, 2009 and December 31, 2008, management believed it was more likely than not that the deferred taxes would be realized and, accordingly, there was no valuation allowance. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

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

Earnings Per Share

Effective January 1, 2009, the Company adopted new authoritative accounting guidance under ASC Topic 260, “Earnings Per Share,” which provides that unvested share-based payment awards that contain non-forfeitable rights to dividend equivalents, whether paid or unpaid, are participating securities and shall be included in the computation of earnings per share pursuant to the “two-class” method.  The two-class method is an earnings allocation methodology that determines earnings per share separately for each class of stock and participating security.  Participants in our equity compensation plan who are granted restricted stock are allowed to retain cash dividends paid on nonvested shares, and therefore, the Company’s nonvested restructured stock awards qualify as participating securities under ASC Topic 260.  All previously reported earnings per common share data has been retrospectively adjusted to conform to the new computation methodology.

Reclassifications

Certain reclassifications have been made to the consolidated financial statements and related notes for prior quarters to conform to the current quarter’s presentation, including the effects of discontinued operations.  See Note 18 – Discontinued Operations to the consolidated financial statements for a discussion of the impact of the sale of UW Trust assets.

In prior years’ financial statements, the Company presented the valuation allowance to reduce loans held for sale to the lower of cost or fair value in two components, one an allowance for credit losses that separately considered credit loss exposure and one valuation allowance that separately considered market risk factors. Management has reclassified prior period financial statements to reflect the valuation allowance to reduce loans held for sale at the lower of cost or fair value as one valuation allowance balance. Also, included in these reclassifications was a retrospective change in the presentation of loans held for sale. In prior years, we presented community bank loans and wholesale loans on the face of the balance sheet, with details of the components of loans held for sale and loans held for investment in the footnotes. In the September 30, 2009 financial statements, we presented loans held for sale and loans held for investment on the face of the balance sheet. In Notes 4 and 5 to the consolidated financial statements, we provide a break-down of community bank loans and wholesale loans within loans held for investment and loans held for sale.

In the financial statements for the quarter and nine months ended September 30, 2008, the provision for credit losses was presented as $2,567,000 and $6,183,000, respectively. In the financial statements for the quarter and nine months ended September 30, 2009, the provision for credit losses for the quarter and nine months ended September 30, 2008, is presented on the face of the income statement as $2,203,000, and $6,226,000, respectively, which is attributed to the allowance for credit losses for loans held for investment.

In the financial statements for the quarter and nine months ended September 30, 2008, the lower of cost or fair value adjustment was disclosed within other general and administrative expenses of noninterest expense as $245,000 and $1,219,000, respectively. In the financial statements for the quarter and nine months ended September 30, 2009 the lower of cost or market adjustment for the quarter and nine months ended September 30, 2008, is presented on the face of the income statement as $610,000 and $1,175,000, respectively.

2. Earnings Per Common Share

Earnings per common share is computed using the two-class method.  Basic earnings per share is computed by dividing net earnings allocated to common stock by the weighted-average number of common shares outstanding during the applicable period, excluding outstanding participating securities.  Participating securities include nonvested stock awards.  Nonvested stock awards are considered participating securities because holders of these securities receive non-forfeitable dividends at the same rate as holders of the Company’s common stock. The application of the two-class method did not have a material impact on the results for the periods shown below.

The following table sets forth the calculation of earnings per share.  Earnings allocable to participating securities were included with (loss) income from continuing operations:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Dollars in thousands)

(Loss) income from continuing operations	$(8,694)	$1,490	$(38,945)	$7,758
Income from discontinued operations	-	2	37,525	162
Net (Loss) income	$(8,694)	$1,492	$(1,420)	$7,920
Earnings allocable to participating securities	-	(28)	-	(110)
Net (loss) income for earnings per share	$(8,694)	$1,464	$(1,420)	$7,810

Weighted average shares - basic	9,186,806	7,119,398	7,834,636	7,178,169
Effect of dilutive securities:
Common stock options	-	-	-	2,955
Weighted average shares - assuming dilution	9,186,806	7,119,398	7,834,636	7,181,124

Stock options for 1,042,730 and 1,021,521 shares of common stock were not considered in computing diluted earnings per common share for September 30, 2009 and September 30, 2008, respectively, because they were antidilutive.

3. Investment Securities

The following table summarizes the amortized cost and fair value of the available-for-sale investment securities portfolio at September 30, 2009 and December 31, 2008, and the corresponding amounts of unrealized gains and losses therein:

	September 30, 2009				December 31, 2008
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
	(Dollars in thousands)
Mortgage-backed securities – agency/residential	$12,512	$183	$(35)	$12,660	$15,804	$47	$(223)	$15,628
Mortgage-backed securities – private/residential	-	-	-	$-	47,386	-	(31,452)	15,934
Collateralized mortgage obligations-private/residential	25,247	-	(3,109)	$22,138	32,017	-	(4,229)	27,788
SBA securities	123	-	(1)	$122	226	-	(3)	223
Total	$37,882	$183	$(3,145)	$34,920	$95,433	$47	$(35,907)	$59,573

Proceeds from sales of securities available for sale were $0 and $373,000 for the three months and nine months ended September 30, 2009, respectively.  The Company sold 100% of its mortgage-backed securities collateralized by option adjustable rate residential loans with an unpaid principal balance of $47.3 million, and incurred a gross loss of $46,980,000 on the sale.  Each of the five securities sold was rated AA by nationally recognized rating agencies at the time of acquisition.  However, in the period from April 2008 through the date of sale, the securities were progressively downgraded until they were graded significantly below investment grade.  As a result of the downgrades of the securities, and because the securities were lower tranche securities in relation to other securities issued in the same security structure, the Bank was required to assign large amounts of capital for the purposes of determining the Bank’s regulatory risk-based capital ratio.  Consequently, management elected to sell the securities, which provided regulatory capital relief to the Bank in spite of the loss incurred.

The following table summarizes the amortized cost and fair value of the held-to-maturity investment securities portfolio at September 30, 2009 and December 31, 2008, and the corresponding amounts of unrealized gains and losses therein:

	September 30, 2009				December 31, 2008
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
	(Dollars in thousands)
Mortgage-backed securities – agency	$18,514	$925	$-	$19,439	$21,218	$872	$-	$22,090
Mortgage-backed securities – private	125,214	-	(24,180)	$101,034	145,515	1,663	(30,664)	116,514
Collateralized mortgage obligations-private	219,619	-	(34,267)	$185,352	278,633	-	(38,252)	240,381
SBA securities	47,183	-	(1,981)	$45,202	53,098	-	(2,557)	50,541
Total	$410,530	$925	$(60,428)	$351,027	$498,464	$2,535	$(71,473)	$429,526

At September 30, 2009 and December 31, 2008, substantially all of the Company’s investment securities were pledged to secure public deposits, FHLBank borrowings, repurchase agreements and for other purposes, as required or permitted by law.

The following table presents information pertaining to securities available for sale and held to maturity with gross unrealized losses aggregated by investment category and length of time that individual securities have been in continuous loss position as follows:

	September 30, 2009				December 31, 2008
	Less than 12 months		12 months or more		Less than 12 months		12 months or more
	Estimated		Estimated		Estimated		Estimated
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses	Value	Losses
	(Dollars in thousands)
Available for Sale
Mortgage-backed securities – agency	$-	$-	$5,825	$(35)	$9,826	$(146)	$2,543	$(77)
Mortgage-backed securities – private	-	-	-	-	-	-	15,934	(31,452)
Collateralized mortgage obligations-private	-	-	22,138	(3,109)	23,018	(3,497)	4,769	(732)
SBA securities	92	(1)	30	-	147	(3)	-	-
Held to Maturity
Mortgage-backed securities – private	2,542	(20)	96,145	(24,160)	54,236	(11,104)	55,793	(19,560)
Collateralized mortgage obligations-private	9,259	(2,168)	176,093	(32,099)	71,450	(21,519)	169,069	(16,733)
SBA securities	-	-	45,202	(1,981)	-	-	50,541	(2,557)
Total	$11,893	$(2,189)	$345,433	$(61,384)	$158,677	$(36,269)	$298,649	$(71,111)

The amortized cost and estimated fair value of investment securities portfolio as of September 30, 2009, are shown by expected maturity.  Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(Dollars in thousands)

SBA securities
Within 1 year	$–	$–	$–	$–
Over 1 year through 5 years	-	-	2,563	2,440
After 5 years through 10 years	-	-	25,493	24,421
Over 10 years	123	122	19,127	18,341
Subtotal	123	122	47,183	45,202
Mortgage-backed securities
After 5 years through 10 years	803	824	-	-
Over 10 years	36,956	33,974	363,347	305,825
Subtotal	37,759	34,798	363,347	305,825
Total	$37,882	$34,920	$410,530	$351,027

Temporary vs. Other-Than-Temporary Impairment

The Company views the determination of whether an investment security is temporarily or other-than-temporarily impaired as a critical accounting policy, as the estimate is susceptible to significant change from period to period because it requires management to make significant judgments, assumptions and estimates in the preparation of its consolidated financial statements. Management considers whether an investment security is other-than-temporarily impaired under the guidance provided in ASC Topic 320, “Investments – Debt and Equity Securities.” The Company assesses individual securities in its investment securities portfolio for impairment at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. An investment is impaired if the fair value of the security is less than its carrying value at the financial statement date. When a security is impaired, the Company then determines whether this impairment is temporary or other-than-temporary. In estimating other-than-temporary impairment (“OTTI”) losses, management assesses whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis.  If either of these criteria is met, the entire difference between amortized cost and fair value is recognized in earnings.  For securities that do not meet the aforementioned criteria, the amount of impairment recognized in earnings is limited to the amount related to credit losses, while impairment related to other factors is recognized in other comprehensive income.  Management utilizes cash flow models to segregate impairments principally on selected non-agency mortgage backed securities to distinguish between impairment related to credit losses and impairment related to other factors.  To assess for OTTI, management considers, among other things, (i) the severity and duration of the impairment; (ii) the ratings of the security; (iii) the overall transaction structure (e.g., the Company’s position within the structure, the aggregate, near term financial performance of the underlying collateral, delinquencies, defaults, loss severities, recoveries, prepayments, cumulative loss projections, and discounted cash flows); and (iv) the timing and magnitude of a break in modeled cash flows.

Management considers whether an investment security is within the scope of ASC Subtopic 325-40, “Beneficial Interests in Securitized Financial Assets,” at the time of purchase by review of the rating assigned. To date, all securities acquired by the Company have been agency securities or had an assigned rating of AA or higher at the time of acquisition.

As of September 30, 2009, the Company’s securities portfolio consisted of 125 separate securities (109 residential mortgage backed securities and CMOs, and 16 SBA pooled securities), 97 of which were in an unrealized loss position. The Company’s securities are discussed in greater detail below:

Mortgage-backed Securities – Agency
At September 30, 2009 the Bank owned 35 securities, with an unpaid principal balance of $31 million, issued by U.S. government-sponsored sponsored entities and agencies, primarily Fannie Mae and Freddie Mac, institutions which the U.S. government has affirmed its commitment to support. Of these 35 securities, seven have an unrealized loss each of which is less than 170 basis points. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these mortgage-backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at September 30, 2009.

Mortgage-backed Securities – Non-agency
The Company’s mortgage-backed securities portfolio includes 71 non-agency securities, of which 70 were in an unrealized loss position, with a fair value of $309 million which had gross unrealized losses of approximately $62 million. At September 30, 2009, based on the carrying value and the lowest rating assigned, the securities portfolio consisted of 22% securities rated A or higher, 8% BBB rated securities and 70% securities rated below investment grade. Based on the highest rating assigned, approximately 36% of the portfolio is investment grade. Overall delinquencies increased in the quarter reflecting the overall U.S. mortgage market. Management expects these delinquency levels to level off prospectively based on their performance to date, and on the expected effects of loan restructuring programs underway. At September 30, 2009, management expects full recovery as the securities approach their maturity date or repricing date or if market yield for such investments decline.

Included in collateralized mortgage obligations – private, available for sale were securities that are collateralized by prime CMO securities. These securities have an amortized cost of $22.7 million of prime securities, and one $2.5 million Alt-A security, all of which have received one or more ratings declines by rating agencies since acquisition. Payments continue to be made for each of these securities. Based on our analysis and our review of the independent analyses performed by third parties on these securities and other securities in our portfolio, the Company believes the decline in fair value of securities deemed temporarily impaired is due to current temporary conditions in the marketplace. Although the securities in this category have had fair value price estimates below amortized cost for twelve months or more, only 1.29 percent cumulative losses have been realized to date. Credit support for these securities has remained stable since origination at 8.66%. The vast majority of this category consists of prime loans, with a weighted average loan-to-value of 70%, and only 1.6% of loans with a loan-to-value ratio in excess of 80%.

Included in collateralized mortgage obligations – private, held to maturity were securities that are collateralized by prime CMO securities. These securities have an amortized cost of $182 million of prime securities and $38 million of Alt-A securities, of which $178 million has received one or more ratings declines by rating agencies since acquisition. The remainder of this category remains AAA rated by at least one agency. Payments continue to be made for each of these securities. Based on our analysis and our review of the independent analyses performed by third parties on these securities and other securities in our portfolio, the Company believes the decline in fair value of securities deemed temporarily impaired is due to current temporary conditions in the marketplace. For the $176 million of securities in this category with fair value price estimates below amortized cost for twelve months or more, 1.03 percent cumulative losses have been realized to date. Credit support for these securities has increased from 6.0% at origination to 6.4% at September 30, 2009. The vast majority of this category consists of prime loans, with a weighted average loan-to-value of 69.3% at origination, and only 2.6% of loans with a loan-to-value ratio in excess of 80% at origination. Overall delinquencies for this subcategory increased in the quarter ended September 30, 2009 reflecting the overall U.S. mortgage market.  Management expects these delinquency levels to level off prospectively based on their performance to date, and on the expected effects of loan restructuring programs underway. At September 30, 2009, management expected full recovery as the securities approach their maturity date or repricing date or if market yield for such investments decline.

Included in mortgage-backed securities – private, held to maturity, were securities that are collateralized primarily by prime hybrid mortgages. These securities have a total amortized cost of $125 million, of which $121 million, or 96%, have received one or more ratings declines by the ratings agency since acquisition. This category includes five securities collateralized by Alt-A mortgages totaling $20 million, while the bulk of the underlying collateral ($105 million) consists of prime mortgages. Payments continue to be made for all of these securities with the exception of one Prime security in which the Company has recorded an OTTI. Based on our analysis and our review of the independent analyses performed by third parties on these securities and other securities in our portfolio, the Company believes the decline in fair value of securities deemed temporarily impaired is mainly due to current temporary conditions in the marketplace. While $96.2 million of these securities has had a fair value price estimate below amortized cost for twelve months or more, current credit support levels have increased from 5.6% at origination to 7.4% at September 30, 2009. Such support tranches are expected to continue to increase as subordinate tranches to these securities pay off and cash flows are allocated within the CMO structure. Management expects delinquency levels to level off as private loan restructuring programs and the Homeowners Affordability and Stability Plan are implemented. Within this category, management recognized OTTI on two securities where it was deemed appropriate due to various factors in our analysis.

During the third quarter of 2009 the Company incurred OTTI on three private-label held-to-maturity collateralized mortgage obligations.  Of these three securities, two of the securities had been subject to previous OTTI charges by the Company.  These three securities had an unpaid principal balance of $12.5 million were written down to the estimated fair value of $4.9 million, representing a cumulative OTTI of $7.6 million, of which $2.8 million was a charge to operations during the third quarter of 2009. One of the securities, which had a fair value of $573,000 and a basis of 19% at September 30, 2009, incurred its first principal curtailment during the third quarter of 2009.  Our analysis of the security as well as the principal received in the month of October indicates the carrying value is reasonable.  The other two securities are current with respect to principal and interest payments in accordance with the terms of those securities. These securities were deemed OTTI based on the extent and duration of the decline in fair value below amortized cost given consideration to liquidity in the marketplace at the time and uncertainty of a recovery of expected future cash flows.

Other Securities
The Company’s SBA pooled securities consist of 16 securities each of which was in an unrealized loss position.  Such securities are guaranteed as to principal by the SBA. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these SBA pooled securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at September 30, 2009.

The table below presents a roll forward of the credit losses recognized in earnings for debt securities held and not intended to be sold:

Other-than-temporary
Loss Recognized as
Credit Loss in Earnings
(Dollars in thousands)
Beginning balance of credit losses at April 1, 2009	$3,300
Losses April 1, 2009 thorugh September 30, 2009	3,404
Total credit losses	6,704
Previously recognized other-than-temporary loss related to non-credit losses	-
Ending balance of credit losses at September 30, 2009	$6,704

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

4. Loans Held for Sale

Loans held for sale consist of the following:

	September 30, 2009	December 31, 2008
	(Dollars in thousands)
Community bank loans:
Commercial real estate	$55,646	$49,031
Multifamily	22,140	29,074
SBA originated, guaranteed portions	4,964	5,370
Purchase premiums, net	126	177
Wholesale loans:
Residential	192,185	212,083
Purchase premiums, net	1,293	1,352
	276,354	297,087
Less valuation allowance to reduce loans held for sale to the lower of cost or fair value	4,212	5,467
Loans held for sale, net	$272,142	$291,620

Activity in the valuation allowance to carry loans held for sale at the lower of cost or fair value is summarized as follows:

	Nine months Ended
	September 30, 2009	September 30, 2008
	(Dollars in thousands)
Balance at beginning of period	$5,467	$3,021
(Benefit)/provision to (reduce)/increase the carrying value of loans held for sale to the lower of cost or fair value	(25)	1,175
Charge-offs	(1,278)	(419)
Recoveries	48	1
Balance at end of period	$4,212	$3,778

5. Loans Held for Investment

Loans held for investment consist of the following:

	September 30, 2009	December 31, 2008
	(Dollars in thousands)
Community bank loans:
Commercial real estate	$476,319	$434,399
Construction	277,143	277,614
Land	98,527	123,395
Commercial	155,787	134,435
Multifamily	18,663	20,381
Consumer and mortgage loans	44,140	49,440
Premium, net	186	216
Unearned fees, net	(4,896)	(3,565)
Wholesale loans:
Residential	94,400	125,630
SBA purchased, guaranteed portions	68,193	80,110
Premium on SBA purchased, guaranteed portions	6,162	7,084
Premium, net	154	345
	1,234,778	1,249,484
Less allowance for credit losses	27,254	16,183
Loans held for investment, net	$1,207,524	$1,233,301

Activity in the allowance for credit losses on loans held for investment is summarized as follows:

	Nine months Ended
	September 30, 2009	September 30, 2008
	(Dollars in thousands)
Balance at beginning of period	$16,183	$8,000
Provision for credit losses	20,565	6,226
Charge-offs	(9,538)	(275)
Recoveries	44	1
Balance at end of period	$27,254	$13,952

The following lists information related to nonperforming loans held for investment and held for sale:

	September 30, 2009	December 31, 2008
	(Dollars in thousands)
Loans on nonaccrual status held for investment	$28,357	$8,647
Loans on nonaccrual status held for sale	11,174	13,252
Total nonperforming loans	$39,531	$21,899

The aggregate unpaid principal balance of government-sponsored accruing loans that were past due 90 or more days was $7.3 million and $6.5 million at September 30, 2009 and December 31, 2008, respectively. These accruing loans are not included in the balances of nonperforming loans above.

Impaired loans are loans in which management has concluded that based on current information and events; it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. In addition, loans in which the Company has granted the borrower a concession, such as a lower than market rate of interest are also identified as impaired. Such loans totaled $25.7 million and $3.3 million at September 30, 2009 and December 31, 2008, respectively.  The allowance allocated to impaired loans was $877,000 and $1.7 million at September 30, 2009 and December 31, 2008, respectively.  Of the $25.7 million at September 30, 2009, $12.2 million of this balance had been reduced to the fair value of the collateral, less costs to sell, via partial charge-off during third quarter of 2009 of $3.1 million.  Other impaired loans at September 30, 2009 that were on nonaccrual totaled $2.3 million.  There was no interest income recognized in the periods while these loans were considered impaired.  Also included in impaired loans at September 30, 2009, was one loan totaling $11.2 million, which was identified as impaired due to a concessionary rate granted to the borrower during the first quarter of 2009.  This loan is performing under its revised terms and remains on accrual.

6. Mortgage Servicing Rights

The activity in the mortgage servicing rights is summarized as follows:

	Nine months Ended
	September 30, 2009	September 30, 2008
	(Dollars in thousands)
Balance at beginning of period	$10,356	$12,831
Originations	246	150
Amortization	(1,951)	(1,872)
Balance before valuation allowance at end of period	8,651	11,109

Valuation allowance for impairment of mortgage servicing rights
Balance at beginning of period	(860)	(860)
Balance at end of period	(860)	(860)
Mortgage servicing rights, net	$7,791	$10,249

The estimated fair value of mortgage servicing rights at September 30, 2009, was $7,791,000.  The Company determined fair value in accordance with the guidance set forth in ASC Topic 820, “Fair Value Measurements and Disclosures.”  See Note 16 - Fair Value of Financial Assets to the consolidated financial statements for a discussion of the fair value determination.

During the nine months ended September 30, 2009 and 2008, the Company recognized originated mortgage servicing rights of $246,000 and $150,000, respectively.  The amounts of originated mortgage servicing rights recognized in 2009 and 2008 were the result of the sale of the guaranteed portions of originated SBA 7a loans collateralized by mortgages.  The mortgage servicing rights were determined based upon the relative fair value of the servicing asset in comparison to the guaranteed portion of the loan sold, the unguaranteed portion retained, and the servicing asset.

The Company’s servicing portfolio (excluding subserviced loans), is comprised of the following:

	September 30, 2009		December 31, 2008
		Principal		Principal
	Number	Balance	Number	Balance
	of Loans	Outstanding	of Loans	Outstanding
	(Dollars in thousands)
Freddie Mac	1,401	$54,383	1,666	$63,205
Fannie Mae	5,094	268,394	5,842	308,019
Ginnie Mae	3,967	215,608	4,747	251,435
VA, FHA, conventional and other loans	3,353	259,067	3,550	279,091
Total servicing portfolio	13,815	$797,452	15,805	$901,750

The Company’s custodial escrow balances shown in the accompanying consolidated balance sheets at September 30, 2009 and December 31, 2008, pertain to payments held in escrow in respect of taxes and insurance and the float on principal and interest payments on loans serviced and owned by the Company. The custodial accounts are maintained at the Bank in noninterest-bearing accounts. The balance of custodial accounts fluctuates from month to month based on the pass-through of the principal and interest payments to the ultimate investors and the timing of taxes and insurance payments.

7. Deposits

Deposit account balances are summarized as follows:

	Septemeber 30, 2009			December 31, 2008
			Weighted			Weighted
			Average			Average
	Amount	Percent	Rate	Amount	Percent	Rate
	(Dollars in thousands)
Savings accounts	$403	0.02%	0.25%	$299	0.02%	0.25%
NOW and DDA accounts	540,837	26.97	0.13	624,064	36.18	0.17
Money market accounts	1,083,888	54.05	0.63	958,837	55.60	0.79
Subtotals	1,625,128	81.04	0.46	1,583,200	91.80	0.55
Certificate accounts	380,314	18.96	1.75	141,472	8.20	3.53
Total deposits	$2,005,442	100.00%	0.71%	$1,724,672	100.00%	0.79%

The following table presents concentrations of deposits at the Bank at the dates presented:

	September 30, 2009	December 31, 2008
	(Dollars in thousands)
UW Trust Company	$26,301	$31,915
Matrix Financial Solutions, Inc.	113,051	203,329
Legent Clearing, LLC	145,257	120,178
Other Deposit Concentrations	1,240,159	1,130,860

UW Trust Company – represents fiduciary assets under administration by UW Trust, a wholly owned subsidiary of the Company, that are in NOW, demand and money market accounts. Included in this balance at UW Trust is a series of accounts for one life settlement agent for special asset acquisitions and administration with a balance of $22.9 and $30.4 million at September 30, 2009 and December 31, 2008, respectively. Management elected to restructure this relationship and terminate certain elements of business with respect to this large life settlement agent account. The restructured relationship will now allow the Company to pursue business in the same industry on a non-exclusive basis subject to approval by the Texas Department of Banking.

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

 Other Deposit Concentrations – represents deposit funds from six institutional relationships maintained by the Bank as of September 30, 2009 and December 31, 2008. Included in other deposit concentrations are institutional balances from Equity Trust, with balances of $884.4 million and $822.8 million at September 30, 2009 and December 31, 2008, respectively. The balances from Equity Trust include the custodial deposits associated with the UW Trust asset sale, which is discussed in Note 18 Discontinued Operations – Sale of UW Trust Assets.

Included in certificate accounts are approximately $104.6 million and $35.0 million of brokered deposits as of September 30, 2009 and December 31, 2008, respectively.

The aggregate amount of certificate accounts with a balance greater than $100,000 or more (excluding brokered deposits) was approximately $73.0 million and $40.1 million of September 30, 2009 and December 31, 2008, respectively.

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

The balances of FHLBank borrowings are as follows:

	September 30, 2009	December 31, 2008
	(Dollars in thousands)
FHLBank of Topeka borrowings	$190,000	$200,000
FHLBank of Dallas borrowings	26,636	26,721
	$216,636	$226,721

Available unused borrowings from FHLBank of Topeka totaled $221,452,000 at September 30, 2009.

9. Borrowed Money

Borrowed money is summarized as follows:

	September 30, 2009	December 31, 2008
	(Dollars in thousands)
Borrowed Money
Revolving line of credit to a third-party financial institution, through December 31, 2009, collateralized by the common stock of the Bank; interest at 30-day LIBOR plus 5%; (5.25% at September 30, 2009), none available at September 30, 2009	$30,000	$28,000
Subordinated debt securities, interest payments due quarterly at three-month LIBOR plus 2.75% (3.05% at September 30, 2009), maturing February 13, 2014	10,000	10,000
Assets sold under agreements to repurchase:
Company structured repurchase agreements	75,000	75,000
Customer repurchase agreements	3,513	6,265
Total	$118,513	$119,265

The Company’s $30 million revolving line of credit to a third-party financial institution was renewed on September 30, 2009 until December 31, 2009.  On October 1, 2009, the Company made a $5 million principal payment, which reduced the outstanding balance and the facility commitment to $25 million.  Under the terms of the renewal another principal reduction of $5 million is due on November 29, 2009, at which time the total outstanding and available will be $20 million.  The Company is currently pursuing several courses of action that may allow for the repayment of the facility on its maturity date.  The Company must comply with certain financial and other covenants contained in the credit agreement including, among other things, the maintenance by the Bank of specific asset quality ratios, and “well capitalized” regulatory capital ratios. Also, the credit agreement limits the Company’s ability to incur additional debt above specified levels.  In addition, certain regulatory actions and agreements could result in a default under the credit agreement.   The Company was in compliance with the covenants as of September 30, 2009.

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

The Bank structured repurchase agreements at September 30, 2009 are as follows:

Counterparty	JP Morgan	JP Morgan	Citigroup
Principal balance	$25,000,000	$25,000,000	$25,000,000
Base interest rate	4.97%	4.91%	4.49%
Stated maturity date	9/28/2011	11/21/2011	2/21/2012
Call date	12/28/2009	11/23/2009	11/23/2009

10. Junior Subordinated Debentures Owed to Unconsolidated Subsidiary Trusts

The Company sponsored three trusts that have outstanding balances as of September 30, 2009. These trusts were formed in the years 2001, 2004 and 2005 for the purpose of issuing corporation-obligated mandatorily redeemable capital securities (the “capital securities”) to third-party investors and investing the proceeds from the sale of such capital securities exclusively in junior subordinated debt securities of the Company (the “debentures”). The debentures held by each trust are the sole assets of that trust. Distributions on the capital securities issued by each trust are payable semiannually or quarterly at a rate per annum equal to the interest rate being earned by the trust on the debentures held by that trust. The capital securities are subject to mandatory redemption, in whole or in part, upon repayment of the debentures. The Company has entered into agreements which, taken collectively, fully and unconditionally guarantee the capital securities subject to the terms of each of the guarantees.

The following table presents details on the junior subordinated debentures owed to unconsolidated subsidiary trusts at September 30, 2009.

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

The OTS conducted a regularly scheduled examination of the Company and Bank’s condition as of March 30, 2009.  Upon completion of the examination the OTS found certain matters that required the attention of management, the Company’s and the Bank’s Board of Directors.  The OTS has presented the Company and the Bank each with an informal memorandum of understanding.  An informal administrative action employed by all of the Federal bank regulatory agencies, a memorandum of understanding directs a supervised entity such as a holding company or a bank to take specified actions for the purposes of correcting an operational or other weakness.  If the weaknesses are corrected within the time periods specified in the memorandum of understanding, the regulatory agency ordinarily would terminate the memorandum of understanding.  If weaknesses are not corrected, formal administrative and other enforcement actions by the regulatory agency could follow.

Although the memorandum of understanding has not yet been finalized, once finalized and executed the memorandum of understanding will require the Company and the Bank to take certain actions concerning capital, dividends, debt and stock redemptions, and asset and liability concentrations.  The Company expects that the terms of the memorandum of understanding will be finalized in the near future.

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

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of September 30, 2009
Total Capital (to Risk Weighted Assets)	$205,788	11.1%	$148,694	8.0%	$185,868	10.0%
Core Capital (to Adjusted Tangible Assets)	228,228	8.8	104,070	4.0	130,088	5.0
Tier 1 Capital (to Risk Weighted Assets)	228,228	9.8	N/A	N/A	111,521	6.0

As of December 31, 2008
Total Capital (to Risk Weighted Assets)	$189,536	10.6%	$143,719	8.0%	$179,648	10.0%
Core Capital (to Adjusted Tangible Assets)	174,034	7.7	91,049	4.0	113,812	5.0
Tier 1 Capital (to Risk Weighted Assets)	174,034	9.7	N/A	N/A	107,811	6.0

12. Stock-Based Compensation

Stock Options

A summary of the Company’s stock option and non-vested stock awards activity, and related information, is as follows:

	Nine Months Ended September 30, 2009
		Non-Vested Restricted Stock Awards Outstanding		Stock Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Exercise Price
Balance January 1, 2009	1,027,307	104,248	$19.84	1,034,535	$19.37

Granted	(130,378)	86,348	9.44	44,030	9.30
Forfeited	45,980	(10,145)	19.06	(35,835)	20.44
Director shares	(15,970)	-	-	-	-
Stock awards vested	-	(21,726)	20.14	-
Balance September 30, 2009	926,939	158,725	$14.19	1,042,730	$18.91

Fully vested and shares expected to vest total approximately 981,000 at September 30, 2009.

The Company’s shareholders approved the 2007 Equity Incentive Plan (the “2007 Plan”) at the 2007 annual meeting, which the Board of Directors subsequently amended on December 17, 2008, to make minor revisions for purposes of complying with Section 409A of the Internal Revenue Code of 1986, as amended.  The 2007 Plan provides a variety of long-term equity based incentives to officers, directors, employees and other persons providing services to the Company and authorizes the Compensation Committee to grant options as well as other forms of equity based incentive compensation, such as restricted stock awards, stock appreciation rights, performance units and supplemental cash payments. At September 30, 2009, there were 158,725 nonvested restricted stock awards outstanding. These awards vest 20% annually on the anniversary date of the grant over a five-year period. Unrecognized stock-based compensation expense related to non-vested stock awards was $2 million as of September 30, 2009. At such date, the weighted average period over which this unrecognized expense was expected to be recognized was 3.7 years.

In light of the approval of the 2007 Plan by the Company’s shareholders on May 17, 2007, the Company does not intend to grant any additional stock options under the Company’s prior stock option plan.

The fair value of each stock option award is estimated on the date of grant using the Hull-White model, an enhanced trinomial lattice-based model, which takes into account certain dynamic assumptions about interest rates, expected volatility, expected dividends, employee exercise patterns, forfeitures and other factors. Expected volatility is based primarily on historical volatility of the closing price of the Company’s common stock. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the date of grant with a term equal to the life of the option. The expected term of options granted is derived using the lattice-based model and represents the period of time that options granted are expected to be outstanding and post-vesting employee behavior by group of employee. Forfeitures are estimated outside of the Hull-White model based on attrition studies performed annually. Prior to August 7, 2009, the date which the Company’s Board of Directors declared a $0.01 dividend, the Company used a $0.06 quarterly dividend in the calculation of the fair value stock option awards.  Prospectively, the Company will revise the estimate of dividends that are included in stock option awards to conform to the level of dividends declared by the Board of Directors, if any. The weighted-average fair value of options granted during the three months ended September 30, 2009 was $2.84 per share. The intrinsic value of outstanding options at September 30, 2009, was $0. Outstanding stock options have a weighted average remaining contractual term of 7.1 years, and future compensation expense associated with those options is approximately $1.6 million. The remaining expense is expected to be recognized over the weighted average period of 2.5 years. Options outstanding and exercisable were granted at stock option prices that were not less than the fair market value of the common stock on the date the options were granted and no option has a term in excess of ten years. Employee options vest ratably over a five-year period.

The following weighted-average assumptions were used to estimate the fair value of options granted during the periods:

Nine Months Ended
	September 30, 2009	September 30, 2008
Expected volatility	57.80% - 71.50%	25.20% - 32.80%
Expected dividend yield	2.54% - 3.04%	1.27% - 2.01%
Risk-free interest rate	1.83% - 3.27%	3.55% - 3.99%
Expected term (in years)	6.19 - 6.47	6.10 - 7.20
Weighted average grant date fair value	$1.98 - $ 3.10	$2.34 - $ 4.27

Employee Stock Purchase Plan

The Company has an employee stock purchase plan (“ESPP”). As of September 30, 2009, there were 145,005 ESPP Shares available for future issuance. The price at which ESPP Shares are sold under the ESPP is 85% of the lower of the fair market value per share of common stock on the enrollment date or the purchase date. It is presently estimated that 20,222 shares will be issued through the ESPP for 2009. The expenses associated with such share-based payments were $22,000 and $18,000 for the quarters ended September 30, 2009 and September 30, 2008, respectively, and $66,000 and $66,000 for the nine months ended September 30, 2009 and September 30, 2008, respectively.

13. Total Comprehensive Income

The following table presents the components of other comprehensive income (loss) and total comprehensive income (loss) for the periods.

	Quarter Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Dollars in thousands)
Net (loss) income	$(8,694)	$1,492	$(1,420)	$7,920
Other comprehensive income (loss):
Change in net unrealized losses, net	(818)	(7,287)	(14,645)	(30,426)
Add: Reclassification adjustments for losses included in net loss	-	-	46,980	-
Net unrealized holding (losses) gains	(818)	(7,287)	32,335	(30,426)
Income tax (benefit) expense	(310)	(2,764)	12,265	(11,541)
Other comprehensive (loss) income	(508)	(4,523)	20,070	(18,730)
Total comprehensive (loss) income	$(9,202)	$(3,031)	$18,650	$(10,810)

14. Income Taxes

Income tax expense was as follows:\

	Nine Months Ended
	September 30, 2009	September 30, 2008
	(Dollars in thousands)
Current income tax (benefit) provision	$(17,760)	$5,865
Deferred income tax (benefit)	(5,409)	(3,996)
Income tax (benefit) expense from continuing operations	$(23,169)	$1,869

Income tax expense from discontinued operations (Note 17)	$20,620	$91

Effective tax rate	(64.2)%	19.8%

The Company’s effective tax rate for the nine months ended September 30, 2009 and 2008 is below the statutory tax rate due to: (i) incurrence of a pre tax loss for the period; (ii) realization of New Markets Tax Credits, which have been deployed at a subsidiary of the Bank, which were $982,000 and $889,000 for the nine months ended September 30, 2009 and September 30, 2008, respectively; (iii) tax exempt earnings, which principally relate to income from bank owned life insurance, and (iv) a change in apportionment due to an increase in income allocable to the State of Texas in 2009.

At September 30, 2009 and December 31, 2008, the Company had accrued $348,000 related to unrecognized tax benefits. This amount is accrued in other liabilities in the consolidated balance sheet.

Interest and penalties associated with the liability for unrecognized benefits is approximately $245,000 at September 30, 2009 and December 31, 2008, and is included in other liabilities in the consolidated balance sheet.

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

		Custodial and
	Community	Advisory	Mortgage	All
	Banking	Services	Banking	Others	Total
	(Dollars in thousands)
Quarter ended September 30, 2009:
Total interest income	$24,306	$-	$235	$695	$25,236
Total interest expense	7,235	-	-	967	8,202
Net interest income	17,071	-	235	(272)	17,034
Provision for credit losses	10,106	-	-	-	10,106
Net interest income after provision for credit losses	6,965	-	235	(272)	6,928
Total noninterest income	(162)	35	936	(768)	41
Total noninterest expense	17,716	382	1,288	1,640	21,026
Income (loss) from continuing operations before income taxes	(10,913)	(347)	(117)	(2,680)	(14,057)
Income tax (benefit) provision	(4,541)	(74)	(49)	(699)	(5,363)
Income (loss) from continuing operations	(6,372)	(273)	(68)	(1,981)	(8,694)

Nine Months ended September 30, 2009:
Total interest income	$75,863	$-	$669	$803	$77,335
Total interest expense	20,577	-	16	2,653	23,246
Net interest income	55,286	-	653	(1,850)	54,089
Provision for credit losses	20,565	-	-	-	20,565
Net interest income after provision for credit losses	34,721	-	653	(1,850)	33,524
Total noninterest income	(45,058)	325	2,909	2,162	(39,662)
Total noninterest expense	45,022	741	4,067	6,146	55,976
Income (loss) from continuing operations before income taxes	(55,359)	(416)	(505)	(5,834)	(62,114)
Income tax (benefit) provision	(22,194)	(166)	(205)	(604)	(23,169)
Income (loss) from continuing operations	(33,165)	(250)	(300)	(5,230)	(38,945)

Segment assets	2,547,269	2,324	29,313	48,671	2,627,577

Quarter ended September 30, 2008:
Total interest income	$28,708	$-	$393	$50	$29,151
Total interest expense	7,222	-	11	876	8,109
Net interest income	21,486	-	382	(826)	21,042
Provision for credit losses	2,203	-	-	-	2,203
Net interest income after provision for credit losses	19,283	-	382	(826)	18,839
Total noninterest income	(3,180)	177	1,186	589	(1,228)
Total noninterest expense	13,929	200	1,264	1,535	16,928
Income (loss) from continuing operations before income taxes	2,174	(23)	304	(1,772)	683
Income tax (benefit) provision	447	(8)	114	(1,360)	(807)
Income (loss) from continuing operations	1,727	(15)	190	(412)	1,490

Nine Months ended September 30, 2008:
Total interest income	$84,772	$-	$1,146	$207	$86,125
Total interest expense	22,348	-	32	2,607	24,987
Net interest income	62,424	-	1,114	(2,400)	61,138
Provision for credit losses	6,226	-	-	-	6,226
Net interest income after provision for credit losses	56,198	-	1,114	(2,400)	54,912
Total noninterest income	(1,781)	707	3,642	963	3,531
Total noninterest expense	40,006	608	4,281	3,921	48,816
Income (loss) from continuing operations before income taxes	14,411	99	475	(5,358)	9,627
Income tax (benefit) provision	4,322	36	178	(2,667)	1,869
Income (loss) from continuing operations	10,089	63	297	(2,691)	7,758

Segment assets	2,160,370	3,460	28,533	49,080	2,241,443

16. Fair Value of Financial Assets

In the Company’s financial statements fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset in an orderly transaction between market participants at the measurement date. The price in the principal (or most advantageous) market used to measure the fair value of the asset or liability shall not be adjusted for transaction costs. An orderly transaction is a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets and liabilities; it is not a forced transaction. Market participants are buyers and sellers in the principal market that are (i) independent, (ii) knowledgeable, (iii) able to transact, and (iv) willing to transact.

 To determine fair value often requires the use of valuation techniques that are consistent with the market approach, the income approach, and/or the cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities. The income approach uses valuation techniques to convert future amounts, such as cash flows or earnings, to a single present amount on a discounted basis. The cost approach is based on the amount that currently would be required to replace the service capacity of an asset (replacement cost). Valuation techniques should be consistently applied. Inputs to valuation techniques refer to the assumptions that market participants would use in pricing the asset or liability. Inputs may be observable, meaning those that reflect the assumptions that market participants would use in pricing the asset or liability developed based on market data obtained from independent sources, or unobservable, meaning those that reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. In that regard the accounting literature has established a fair value hierarchy that gives the highest priority to quoted prices in active markets for assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

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

•
Nonagency securities (private label) collateralized mortgage obligations are reported at fair value using Level 2 inputs. Management believes Level 2 is appropriate for these securities because the Company obtains fair value measurements from four sources. Two are widely known pricing services including an independent pricing service that was utilized by the FHLBank Topeka to determine the collateral value of such securities in the borrowings obtained by the Bank. The third source is an independent consultant that performs fair market valuation for securities identified by management as requiring additional analysis in order to ascertain fair value in accordance with the accounting standards. Generally, if the pricing services’ value of the security are reasonably comparable and appears reasonable given the characteristics of the underlying loan pool that determine the fair value of the security, that price is utilized as estimated fair value. Management believes such prices represent observable market data per se, and are based, in part, upon dealer quotes. Generally, if there are significant disparities in the prices between the pricing services, and the security has an unpaid principal balance of over $2 million, and there is an unrealized loss of over $1 million, the Company considers whether the pricing service fair value estimate is based on sufficient market activity and the performance characteristics of the loan pool underlying the particular security and conclude whether the pricing service has provided an estimate that represents fair value in accordance with GAAP. Management has direct observable data for these securities based on this pricing service and based on other market data that is available. This data that is available includes market research of various well known firms and includes information on yield, duration, repayment, defaults, delinquency and other factors. Management is comfortable with the data utilized by the pricing service based on its review of documentation and discussion with personnel from these entities.  The last source is an internal model which is used to validate the selection of the other three sources and is an income approach model.

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

Loans held for sale. Loans held for sale include residential, multifamily and SBA originated loans, which are reported in the aggregate at the lower of cost or fair value using Level 3 inputs. For these loans, the Company obtains fair value using a cash flow model. The fair value measurements consider observable data that may include loan type, spreads for other similar whole loans and mortgage-backed securities, prepayment speeds, servicing values, index values, and when applicable, outstanding investor commitments. Management makes certain adjustments to the data inputs that it believes other market participants would consider in estimating the fair value of the Company’s residential held for sale portfolio including: delinquency, existence of government guarantees, seasoning, loan to value ratios, FICO scores, foreclosure levels, loss severities, among other factors. During the first nine months of 2009, interest rates and spreads on residential loans held for sale contracted, which favorably impacted valuations of residential loans held for sale; however, an increase in delinquencies substantially offset the impact of interest rates and spreads.  The Company recorded a recovery to its previously established valuation allowance of $25,000 that increased the carrying value of residential loans held for sale to reflect fair value. The remaining change in value from December 31, 2008, when the balance was $212,083,000, was due to repayments of $18 million and $1.6 million transferred to real estate owned.

Mortgage servicing rights. Mortgage servicing rights are reported at the lower of cost or fair value using Level 3 inputs. Management engages an independent third party to perform a valuation of its mortgage servicing rights periodically. Mortgage servicing rights are valued in using discounted cash flow modeling techniques that require management to make estimates regarding future net servicing cash flows, taking into consideration actual and expected mortgage loan prepayment rates, discount rates, servicing costs, and other economic factors. Certain adjustments to inputs are made to reflect the specific characteristics of the Company's portfolio.  During the nine months ended September 30, 2009, the change in value of the asset versus December 31, 2008, was substantially all due to amortization.

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

Impaired loans. Certain impaired loans are reported at the fair value of the underlying collateral if management concludes repayment is expected solely from the collateral. Collateral values are estimated using Level 2 inputs based on observable market data or Level 3 inputs based on customized discounting criteria. During the quarter ended September 30, 2009, impaired loans were remeasured and reported at fair value through a specific valuation allowance allocation of the allowance for credit losses based upon the fair value of the underlying collateral. Impaired loans with a carrying value of $2.3 million were reduced by specific valuation allowance allocations totaling $877,000 to a total reported fair value of $1.5 million utilizing Level 3 valuation inputs.  Other impaired loans with a carrying value and reported fair value of $12.2 million had been reduced by charge-offs of $3.1 million in the third quarter of 2009. The provision for credit losses on impaired loans made during the quarter ended September 30, 2009 totaled $1.8 million, and for the nine months ended September 30, 2009 totaled $5.3 million.

The following represents assets measured at fair value on a recurring basis as of September 30, 2009 and December 31, 2008.  The valuation methodology used to measure the fair value of these securities is described earlier in this Note (There are no liabilities measured at fair value):

	Quoted Prices in	Significant	Significant
	Active Markets for	Other Observable	Other Unobservable	Total
	Identical Assets	Inputs	Inputs	Fair
Description	(Level 1)	(Level 2)	(Level 3)	Value
	(Dollars in thousands)
Assets at September 30, 2009:
Investment securities available-for-sale
Mortgage backed securities-agency/residential	$12,660	$-	$-	$12,660
SBA securities	-	122	-	122
Collateralized mortgage obligations private	-	22,138	-	22,138
Total investment securities available-for-sale	$12,660	$22,260	$-	$34,920

Assets at December 31, 2008:
Investment securities available-for-sale
Mortgage backed securities-agency/residential	$15,628	$-	$-	$15,628
SBA securities	-	223	-	223
Collateralized mortgage obligations	-	27,788	-	27,788
Mortgage-backed securities collateralized by option arm mortgage loans	-	-	15,934	15,934
Total investment securities available-for-sale	$15,628	$28,011	$15,934	$59,573

The table below presents a reconciliation of the securities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2009.

	Investment securities available-for sale
	Three Months	Nine Months
	(Dollars in thousands)
Balance beginning of period	$-	$15,934
Loss realized in earnings	-	(46,980)
Included in other comprehensive income		31,452
Settlements		(406)
Transfers in and/or out of Level 3	-	-
Balance September 30, 2009	$-	$-

The following table represents financial assets measured at fair value on a nonrecurring basis as of September 30, 2009 and December 31, 2008.  The valuation methodology used to measure the fair value of these assets is described earlier in the Note.

	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable	Total
	Identical Assets	Inputs	Inputs	Fair
Description	(Level 1)	(Level 2)	(Level 3)	Value
	(Dollars in thousands)
Assets at September 30, 2009:
Loans held for sale	-	-	$272,142	$272,142
Impaired loans	-	-	13,625	13,625
Mortgage Servicing Rights	-	-	7,791	7,791
Other-than-temporarily impaired securities	-	-	4,910	4,910

Assets at December 31, 2008:
Loans held for sale	-	-	$291,620	$291,620
Impaired loans	-	-	1,658	1,658
Mortgage Servicing Rights	-	-	9,496	9,496
Other-than-temporarily impaired securities	-	-	6,581	6,581

Nonfinancial assets measured on a nonrecurring basis are summarized below:

	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable	Total
	Identical Assets	Inputs	Inputs	Fair
Description	(Level 1)	(Level 2)	(Level 3)	Value
(Dollars in thousands)
Assets at September 30, 2009:
Foreclosed real estate	-	-	$ 13,325	$ 13,325

Foreclosed real estate consists of residential or commercial assets acquired through loan foreclosure or deed in lieu of loan foreclosure.  When assets are transferred to foreclosed real estate such assets are held for sale and are initially recorded at fair value, less estimated selling costs when acquired, establishing a new cost basis. Fair value is generally determined via appraisal.  Costs after acquisition are generally expensed. If the fair value of the asset declines, a write-down is recorded through expense.  During the three months and nine months ended September 30, 2009, the Company incurred charges of $401,000, and $866,000, respectively, to reduce real estate owned to fair value.

During the nine months ended September 30, 2009 there were no transfers out of Level 3 financial assets.

The Company is required to disclose the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis. The carrying amounts and estimated fair value of financial instruments are as follows:

	September 30, 2009		December 31, 2008
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$568,932	$568,932	$22,880	$22,880
Investment securities – available for sale	34,920	34,920	59,573	59,573
Investment securities – held to maturity	410,530	351,027	498,464	429,526
Loans held for sale, net	272,142	272,142	291,620	291,620
Loans held for investment, net	1,207,524	1,187,927	1,233,301	1,239,399
FHLBank stock	12,311	N/A	29,046	N/A
Accrued interest receivable	7,318	7,318	8,973	8,973

Financial liabilities:
Deposits	$2,005,442	$2,005,596	$1,724,672	$1,727,182
Custodial escrow balances	37,603	37,603	29,697	29,697
FHLBank borrowings	216,636	228,504	226,721	242,620
Borrowed money	118,513	123,087	119,265	124,630
Junior subordinated debentures	30,442	29,712	30,442	29,759
Accrued interest payable	2,753	2,753	1,902	1,902

The methods and assumptions used by the Company in estimating the fair value of the financial instruments are described in the Company’s Annual Report on Form 10-K.

17. Commitments and Contingencies

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

A summary of the contractual amount of significant commitments follows:

	September 30, 2009	December 31, 2008
	(Dollars in thousands)
Commitments to extend credit:
Loans secured by mortgages	$33,259	$110,249
Construction and development loans	42,782	151,195
Commercial loans and lines of credit	48,429	65,362
Consumer loans	752	340
Total commitments to extend credit	$125,222	$327,146
Standby letters of credit	$8,783	$12,077

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

Contingencies – Legal

The Company and its subsidiaries are from time to time party to various litigation matters, in most cases involving ordinary and routine claims incidental to the Company’s business. The Company accrues liabilities when it is probable future costs will be incurred and such costs can be reasonably estimated. Such accruals are based upon developments to date, the Company’s estimates of the outcome of these matters and its experience in contesting, litigating and settling other matters. Because the outcome of most litigation matters is inherently uncertain, the Company will accrue a loss for a pending litigation matter if the loss is probable and can be reasonably estimated. Based on evaluation of the Company’s litigation matters and discussions with external legal counsel, management believes that an adverse outcome on the matters noted in the Company’s Annual Report on Form 10-K, against which no accrual for loss has been made at September 30, 2009, is reasonably possible but not probable, and that the outcome with respect to one or more of these matters, if adverse, is reasonably likely to have a material adverse impact on the consolidated financial position, results of operations or cash flows of the Company.

The legal contingencies of the Company are more fully described in the Company’s Form 10-K and Form 10-K/A for the year ended December 31, 2008 under Item 3. Legal Proceedings and in Note 21 to the audited financial statements. During the nine months ended September 30, 2009, there were no material changes to the information previously reported except as disclosed below and in Part II, Item 1, Legal Proceedings.

United Western Bancorp, Inc.  United Heritage Financial Group, Inc. and United Heritage Life Insurance Company v. First Matrix Investment Services Corporation et al. On October 27, 2006, a complaint was filed against the Company and First Matrix, along with two former employees of First Matrix, in Idaho State District Court alleging violations of state securities laws, the Idaho Consumer Protection Act and fraud arising from the sale of an approximately $1.70 million mortgage backed bond from First Matrix to one of the plaintiffs. The case, which was subsequently removed to the U.S. District Court in Idaho on December 12, 2006, is based on the plaintiffs’ claims that First Matrix should have made certain disclosures regarding the risk of the withdrawal of a USDA government guarantee of the bond, which withdrawal subsequently occurred and the bond went into default. The Company and First Matrix may seek indemnification for the claims made against them in this case from the underwriter or from other potentially responsible parties.   On September 30, 2009, the Court granted in part the Company’s, First Matrix’s and Messrs. Curd’s and Snodgrass’ Motion for Summary Judgment. In granting partial summary judgment for the defendants, the court agreed to dismiss (i) plaintiffs’ Idaho Consumer Protection Act claim; (ii) the claims by United Heritage Financial Group (UHFG), the parent of United Heritage Life Insurance Company (UHLIC) against the defendants (UHLIC sold all but a $425,000 interest in the subject bond to UHFG, thereby reducing UHLIC’s claim from $1.70 million to $425,000; in addition, UHLIC’s claim is further reduced to $212,500 since UHLIC and UHFG sold their entire interest in the bond to a third party for fifty cents on the dollar) and (iii) Messrs. Curd and Snodgrass from the matter.  While the defendants’ liability, if any, to the plaintiffs in this case is uncertain at this time, the Company believes that the defendants have meritorious defenses to the plaintiffs’ claims.

United Western Bancorp, Inc. and UW Trust Company. William R. and Carolyn Richoz, et al. v. United Western Trust Company f/k/a Sterling Trust and United Western Bancorp, Inc. In October of 2009, plaintiffs filed an amended class action complaint in the United States District Court for the Northern District of Illinois, Eastern Division, against United Western Trust Company f/k/a Sterling Trust and United Western Bancorp, Inc.  UW Trust Company and the Company will request that plaintiffs amend the complaint to provide for the correct name of UW Trust Company.  Plaintiffs allege that they were damaged when they invested proceeds from their self-directed individual retirement accounts with InvestForClosures and other related entities using UW Trust Company as custodian for such investments.  Plaintiffs claim UW Trust Company breached its fiduciary duties owed to plaintiffs as custodian of individual retirement accounts set up through UW Trust Company by plaintiffs.  Plaintiffs also allege that UW Trust Company knew that these investment were part of a Ponzi scheme to defraud investors, that UW Trust Company’s actions violated the Texas Securities Act, Illinois securities laws and the Illinois Consumer Fraud Act and that UW Trust Company was unjustly enriched in excess of $5 million, should pay compensatory damages of $5 million and exemplary damages in the amount of $20 million. While UW Trust Company’s and the Company’s liability, if any, to plaintiffs in this case is uncertain at this time, the Company believes that it and UW Trust Company have meritorious defenses to plaintiffs’ claims.

United Western Bank.  Ward Enterprises, LLC v. Daniel E .McCabe et al. including United Western Bank. In February 2008, the plaintiff filed a complaint in Colorado District Court for the City and County of Denver seeking damages from the holders of an institutional account at the Bank, the Bank, and a former employee of the Bank, for breach of fiduciary duties due to the plaintiff and aiding and abetting the conversion of approximately $1.84 million of plaintiff’s funds by the holder of the institutional account maintained at the Bank.  This litigation is presently stayed pending the outcome of related proceedings filed in the United States Bankruptcy Court for the Southern District of New York.  While the defendants’ liability, if any, to the plaintiff in this case is uncertain at this time, the Company believes that the defendants have meritorious defenses to the plaintiff’s claims.

United Western Bank. Anita Hunter et. al. v. Citibank, N.A. et al. including United Western Bank. The Bank received this class action complaint in July of 2009 brought by seven named plaintiffs on behalf of a class of approximately 330 similarly situated people residing throughout the United States, each of whom lost substantial sums ("Exchange Funds") entrusted to seven qualified intermediaries (“QIs”) to facilitate their respective Internal Revenue Code Section 1031 Exchanges. According to the complaint, the QIs were controlled by an individual named Edward Okun and certain other individuals who would gain access to the Exchange Funds and convert the Exchange Funds to their own use for personal gain.  The plaintiffs seek class certification for all similarly situated plaintiffs who lost Exchange Funds when they placed such funds using the QIs.  One of the QIs maintained accounts at the Bank for the purpose of holding Exchange Funds.  The plaintiffs allege that the Bank knowingly aided and abetted breaches of fiduciary duties by Mr. Okun by facilitating wire transfers of Exchange Funds from accounts at the QI at the Bank to accounts controlled by Mr. Okun and his related entities at other financial institutions.  On October 2, 2009, the Bank filed a Motion to Dismiss with the court requesting the court to dismiss plaintiffs’ claims against the Bank.  While the Bank’s liability, if any, to the plaintiffs in this case is uncertain at this time, the Company believes that the Bank has meritorious defenses to the plaintiffs’ claims.

United Western Bank. Highpoint Vista, LLC et al. v. United Western Bank et al. In July 2009, the plaintiffs, who are borrowers and/or guarantors on a $20.5 million loan secured by real estate, filed a complaint in the Colorado District Court for the City and County of Denver against the Bank and an officer of the Bank, seeking damages in excess of $10 million dollars against the Bank for breach of contract, breach of the covenant of good faith and fair dealing, breach of fiduciary duties and negligent misrepresentation. The plaintiffs allege that the Bank entered into an agreement with the borrowers whereby the Bank would issue a letter of credit to a third party, extend the maturity date on the real estate loan and approve the recording of a second deed of trust on the real estate securing the Bank’s loan and that the Bank failed to execute such letter of credit, extend the maturity date and approve the recording of a second deed of trust on the real estate, thereby causing damages to plaintiffs. On September 15, 2009, plaintiffs agreed to dismiss the Bank’s loan officer from the matter.  While the Bank’s liability, if any, to the plaintiffs in this case is uncertain at this time, the Company believes that the Bank has meritorious defenses to the plaintiffs’ claims.

Contingencies – Guarantees

 The Company maintains a liability related to its legacy mortgage banking operations at Matrix Financial for estimated losses on mortgage loans expected to be repurchased or on which indemnification is expected to be provided. The Company regularly evaluates the adequacy of this repurchase liability based on trends in repurchase and indemnification requests, actual loss experience, and other relevant factors including economic conditions. Total loans repurchased during the nine months ended September 30, 2009 and 2008 were $196,000 and $456,000, respectively. Loans indemnified that remain outstanding at September 30, 2009 totaled $5.8 million, of which $2.1 million were guaranteed as to principal by FHA. Losses net of recoveries charged against the liability for estimated losses on repurchase and indemnification were $65,000 and $481,000 for the nine months ended September 30, 2009 and 2008, respectively. At September 30, 2009 and December 31, 2008, the liability for estimated losses on repurchase and indemnification was $990,000 and $1.2 million, respectively, and was included in other liabilities in the consolidated balance sheets.

In connection with the May 2006 sale of ABS School Services, LLC, the Company and Equi-Mor Holdings, Inc., a wholly owned subsidiary of the Company, guaranteed, for a five year period, the repayment of the loans sold to the purchaser up to an aggregate amount of $1.65 million, creating a recourse obligation for the Company. During the third quarter of 2009, the Company incurred $253,000 loss against its guarantee. The balance of the estimated liability at September 30, 2009 and December 31, 2008, was $192,000 and $445,000 respectively, and is included in other liabilities in the consolidated balance sheets.

18. Discontinued Operations – Sale of UW Trust Assets

During the second quarter of 2009, the Company completed the sale of certain assets of UW Trust Company (formerly known as Sterling Trust Company) to Equity Trust Company and its affiliate, Sterling Administrative Services, LLC (together, the “Buyers”), for a purchase price of $61.4 million, subject to adjustment as provided for in the definitive purchase agreement governing the transaction.  The assets sold were associated with the custodial IRA and qualified employee benefit plan businesses of UW Trust. Under the terms of the sale, UW Trust received 25% of the purchase price in cash, $15.3 million, and financed the remaining 75% through a purchase money note, $46.0 million. The purchase money note is secured by all the assets of the Buyers as well as an assignment of the subaccounting agreement inclusive of all contract rights and fees relating to them.  The note provides for level principal payments over the seven year term and may be prepaid without penalty at any time.  The rate of interest is the prime rate, currently 3.25%, with a floor and a cap of 2.25% and 4.25%, respectively.  Management engaged a third party  to assess the value of the purchase money note received from the sale and concluded that a discount of 4.2% was required to reflect the fair value of the note.  Accordingly, the gain on sale was reduced by $1.9 million, which will be amortized into income as a yield adjustment on the note over its term.

As a result of the sale, the Company recorded an after tax gain of approximately $36.1 million in the quarter ended June 30, 2009, which is included in discontinued operations for the nine months ended September 30, 2009.  The operating results associated with the sale of UW Trust assets have been retrospectively presented as discontinued operations beginning January 1, 2008.  The operating results of UW Trust previously included in the Company’s custodial and advisory services segment, and now included in income from discontinued operations, net of income taxes are presented in the table below.

After the sale, UW Trust Company retained and continues to operate its custodial escrow and paying agent lines of business.

	Quarter Ended		Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
	(Dollars in thousands)
Net interest income after provision for credit losses	$-	$-	$-	$-
Noninterest income	-	2,373	7,410	6,990
Noninterest expense	-	2,369	5,256	6,737
Operating income before taxes from discontinued operations	-	4	2,154	253
Income tax provision	-	2	768	91
Operating income from discontinued operations	-	2	1,386	162
Gain on sale of certain assets and operations of UW Trust net of income tax provision of $0, $0, $19,852, $0, respectively	-	-	36,139	-
Income from discontinued operations, net of income taxes	$-	$2	$37,525	$162

Income from discontinued operations of UW Trust, per share - basic and diluted	$-	$-	$4.79	$0.02

Premises and equipment with a book value of $2,596,000 at December 31, 2008 was included in other assets and carried at the lower of cost or fair value.  These assets were sold to the Buyers in connection with the sale of UW Trust assets.

19. Subsequent Events

On October 14, 2009 the Company completed the issuance of 1,961,325 shares of its common stock at a price of $4.00 per share, for total gross proceeds of approximately $7.8 million.  The issuance is a result of the partial exercise of the over-allotment option to purchase additional shares granted to the underwriters in the Company’s public offering of 20,000,000 shares of its common stick, which closed on September 22, 2009.  The net proceeds from the offering, including the exercise of the over-allotment, were approximately $81.8 million, after deducting underwriting discounts and commissions and offering expenses.

20. Impact of Recently Issued Accounting Standards

As discussed in Note 1 – Basis of Presentation and Significant Accounting Policies, on July 1, 2009, the Accounting Standards Codification became FASB’s officially recognized source of authoritative U.S. generally accepted accounting principles applicable to all public and non-public non-governmental entities, superseding existing FASB, AICPA, EITF and related literature.  Rules and interpretive releases of the SEC under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  All other accounting literature is considered non-authoritative.  The switch to the ASC affects the way companies refer to U.S. GAAP in financial statements and accounting policies.  Citing particular content in the ASC involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structures.

ASC Topic 320, “Investments - Debt and Equity Securities.” New authoritative accounting guidance under ASC Topic 320, “Investments - Debt and Equity Securities,” (i) changes existing guidance for determining whether an impairment is other than temporary to debt securities and (ii) replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. Under ASC Topic 320, declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. The Company adopted the provisions of the new authoritative accounting guidance under ASC Topic 320 during the second quarter of 2009. Through the period ended March 31, 2009, the Company recognized cumulative other-than-temporary impairment (“OTTI”) charges of $4.1 million for two securities.  The Company adopted the FSP effective April 1, 2009 and reversed $624,000 for the non-credit portion of the cumulative OTTI charge.  The adoption was recognized as a cumulative effect adjustment that increased retained earnings and decreased accumulated other comprehensive income $387,000, net of tax of $237,000, as of April 1, 2009.  As a result of implementing the new standard, the amount of OTTI recognized in earnings for the second quarter of 2009 was $603,000.  See Note 3 - Investment Securities to the consolidated financial statements for additional information.

ASC Topic 805, “Business Combinations.” On January 1, 2009, new authoritative accounting guidance under ASC Topic 805, “Business Combinations,” became applicable to the Company’s accounting for business combinations closing on or after January 1, 2009. ASC Topic 805 applies to all transactions and other events in which one entity obtains control over one or more other businesses. ASC Topic 805 requires an acquirer, upon initially obtaining control of another entity, to recognize the assets, liabilities and any non-controlling interest in the acquiree at fair value as of the acquisition date. Contingent consideration is required to be recognized and measured at fair value on the date of acquisition rather than at a later date when the amount of that consideration may be determinable beyond a reasonable doubt. This fair value approach replaces the cost-allocation process required under previous accounting guidance whereby the cost of an acquisition was allocated to the individual assets acquired and liabilities assumed based on their estimated fair value. ASC Topic 805 requires acquirers to expense acquisition-related costs as incurred rather than allocating such costs to the assets acquired and liabilities assumed, as was previously the case under prior accounting guidance. Assets acquired and liabilities assumed in a business combination that arise from contingencies are to be recognized at fair value if fair value can be reasonably estimated. If fair value of such an asset or liability cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with ASC Topic 450, “Contingencies.” Under ASC Topic 805, the requirements of ASC Topic 420, “Exit or Disposal Cost Obligations,” would have to be met in order to accrue for a restructuring plan in purchase accounting. Pre-acquisition contingencies are to be recognized at fair value, unless it is a non-contractual contingency that is not likely to materialize, in which case, nothing should be recognized in purchase accounting and, instead, that contingency would be subject to the probable and estimable recognition criteria of ASC Topic 450, “Contingencies.”

ASC Topic 810, “Consolidation.” New authoritative accounting guidance under ASC Topic 810, “Consolidation,” amended prior guidance to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Under ASC Topic 810, a non-controlling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Among other requirements, ASC Topic 810 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. The new authoritative accounting guidance under ASC Topic 810 became effective for the Company on January 1, 2009 and did not have a significant impact on the Company’s financial statements.

Further new authoritative accounting guidance under ASC Topic 810 amends prior guidance to change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. The new authoritative accounting guidance requires additional disclosures about the reporting entity’s involvement with variable-interest entities and any significant changes in risk exposure due to that involvement as well as its affect on the entity’s financial statements. The new authoritative accounting guidance under ASC Topic 810 will be effective January 1, 2010 and is not expected to have a significant impact on the Company’s financial statements.

ASC Topic 820, “Fair Value Measurements and Disclosures.” New authoritative accounting guidance under ASC Topic 820,”Fair Value Measurements and Disclosures,” affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction, and clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active. ASC Topic 820 requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence. The new accounting guidance amended prior guidance to expand certain disclosure requirements. The Company adopted the new authoritative accounting guidance under ASC Topic 820 during the first quarter of 2009. Adoption of the new guidance did not significantly impact the Company’s financial statements.

Further new authoritative accounting guidance (Accounting Standards Update No. 2009-5) under ASC Topic 820 provides guidance for measuring the fair value of a liability in circumstances in which a quoted price in an active market for the identical liability is not available. In such instances, a reporting entity is required to measure fair value utilizing a valuation technique that uses (i) the quoted price of the identical liability when traded as an asset, (ii) quoted prices for similar liabilities or similar liabilities when traded as assets, or (iii) another valuation technique that is consistent with the existing principles of ASC Topic 820, such as an income approach or market approach. The new authoritative accounting guidance also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The forgoing new authoritative accounting guidance under ASC Topic 820 will be effective for the Company’s financial statements beginning October 1, 2009 and is not expected to have a significant impact on the Company’s financial statements.

ASC Topic 825 “Financial Instruments.” New authoritative accounting guidance under ASC Topic 825,”Financial Instruments,” requires an entity to provide disclosures about the fair value of financial instruments in interim financial information and amends prior guidance to require those disclosures in summarized financial information at interim reporting periods. The new interim disclosures required under Topic 825 are included in Note 16 - Fair Value Measurements.

ASC Topic 860, “Transfers and Servicing.” New authoritative accounting guidance under ASC Topic 860, “Transfers and Servicing,” amends prior accounting guidance to enhance reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets. The new authoritative accounting guidance eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. The new authoritative accounting guidance also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. The new authoritative accounting guidance under ASC Topic 860 will be effective January 1, 2010 and is not expected to have a significant impact on the Company’s financial statements.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to significant risks and uncertainties. Forward-looking statements include information concerning our future results, interest rates, loan and deposit growth, operations, development and growth of our community bank network and our business strategy. Forward-looking statements sometimes include terminology such as “may,” “will,” “expects,” “anticipates,” “predicts,” “believes,” “plans,” “estimates,” “potential,” “projects,” “goal,” “intends,” “should” or “continue” or the negative of any such terms or other variations thereon or comparable terminology. However, a statement may still be forward looking even if it does not contain one of these terms. As you consider forward-looking statements, you should understand that these statements are not guarantees of future performance or results. They involve risks, uncertainties and assumptions that could cause actual performance or results to differ materially from those in the forward-looking statements. These factors include, but are not limited to: the successful implementation of our community banking strategies and growth plans; the timing of regulatory approvals or consents for new branches or other contemplated actions; the availability of suitable and desirable locations for additional branches; the continuing strength of our existing business, which may be affected by various factors, including but not limited to interest rate fluctuations, level of delinquencies, defaults and prepayments, general economic conditions, and conditions specifically related to the financial and credit markets, competition, legal and regulatory developments, and future additional risks and uncertainties currently unknown to us. Additional information concerning these and other factors that may cause actual results to differ materially from those anticipated in forward-looking statements is contained in the “Risk Factors” of the Prospectus filed with the Commission pursuant to Rule 424(b)(4) on September 17, 2009 and in the Company’s other periodic reports and filings with the Securities and Exchange Commission. The Company cautions investors not to place undue reliance on the forward-looking statements contained in this Quarterly Report.

Any forward-looking statements made by the Company speak only as of the date on which the statements are made and are based on information known to us at that time. We do not intend to update or revise the forward-looking statements made in this Quarterly Report after the date on which they are made to reflect subsequent events or circumstances, except as required by law.

Overview

On September 22, 2009, the Company completed a public offering of 20,000,000 shares of its common stock in an underwritten public offering at $4.00 per share.  The net proceeds of the offering after deducting underwriting discounts and commissions and estimated offering expenses were $74.4 million.  In addition, the underwriters were granted a 30-day option to purchase additional shares and on October 14, 2009, an additional 1,961,325 shares were issued with net proceeds of $7.4 million.  At September 30, 2009, based on the proceeds received in the offering, the Company increased its leverage capital ratio to 7.43%, and the Bank increased its core capital ratio to 8.77% and its risk based capital ratio to 11.07%.

Net loss and loss from continuing operations for the quarter ended September 30, 2009 was $8.7 million, or ($.95) per diluted share, compared to net loss from continuing operations of $33.7 million, or $4.71 per share, for the second quarter of 2009.  The loss in the third quarter of 2009 was attributed to three principal factors, (i) $10.1 million of provision for credit losses, or $6.3 million net of tax, (ii) a net other-than-temporary impairment charge on non-agency mortgage backed securities of $2.8 million, or $1.7 million net of tax and (iii) during the third quarter the Company held approximately $370 million of short term liquidity on its balance sheet, which negatively impacted net interest margin for the period.  In comparison, for the quarter ended September 30, 2008, the Company earned $1.5 million from continuing operations, or $.21 per diluted share.  The items discussed above, as well as the continuing impact of the recession, caused the decline in operating results.

Net interest income before provision for credit losses declined by $4 million, or 19%, from the third quarter of 2008 to the third quarter of 2009 principally as a result of higher levels of liquidity that we maintained on our balance sheet and also due to the decline in the prime rate of interest, to which many of our community bank loans are indexed. At September 30, 2008, the prime rate was 5.00% compared to 3.25% at September 30, 2009.  We continue to market deposits to our customer base; however, in the current environment we have been cautious in our deployment of that liquidity and believed it is prudent to maintain higher than normal levels of liquidity on the balance sheet.  Between the quarter ended September 30, 2008, and the quarter ended September 30, 2009, we grew average interest bearing liabilities by $340 million, while $354 million of deposit growth was invested in interest-earning deposits, principally Fed Funds sold and balances due from the Federal Reserve and FHLBank, which yielded 19 basis points.  As a result, net interest margin decreased 115 basis points to 2.84% for the third quarter of 2009, compared to 3.99% for the third quarter of 2008. Prospectively, with the completion of our equity capital raise we anticipate the deployment of a portion of the excess liquidity.

Total assets at September 30, 2009 were $2.63 billion, which represents an increase of $368 million from December 31, 2008. The increase in assets was the result of our public common stock offering and our successful marketing of deposits, including custodial escrow balances, which grew $289 million.  Of this growth in deposits, $193 million was in community bank deposits, with the remainder in institutional and wholesale deposits growth.  At September 30, 2009, cash was $569 million, a $546 million increase over December 31, 2008 when cash balances were $23 million.  Total loans, before the allowance for credit losses, decreased $34 million.  The balance sheet strategy that we implemented in 2008 included a reduction in loan growth relative to earlier periods, a reduction in land lending and a reduction in the extension of new construction commitments. Total shareholders’ equity increased by $93.3 million, to $195.2 million at September 30, 2009, compared to $101.9 million at December 31, 2008, due to the common stock offering and a $20 million increase in the accumulated other comprehensive loss as a result of the sale of mortgage-backed securities during the second quarter of 2009.

Nonperforming loans increased during the first nine months of 2009 and total nonperforming held for investment loans were $28.4 million at September 30, 2009. Total nonperforming assets were $52.9 million at September 30, 2009, or 2.01% of total assets, compared to $26.3 million, or 1.17%, of total assets, at December 31, 2008. At September 30, 2009, nonperforming community bank loans held for investment were $24.6 million, or 2.31% of the community bank portfolio, vs. $4.6 million, or .45%, at December 31, 2008.  The increase was principally caused by the economic conditions faced by our customers. Nonperforming residential loans increased from year end, and were $13.4 million at September 30, 2009, compared to $9.7 million at December 31, 2008.

A discussion of the Company’s results of continuing operations is presented below.  Certain reclassifications have been made to make prior periods comparable.  The financial statement information for the quarter ended September 30, 2008, and nine months ended September 30, 2008 reflect the operating results associated with the assets sold by UW Trust Company, as discontinued operations.

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

On February 17, 2009, President Obama signed the American Recovery and Reinvestment Act of 2009 into law, which, among other things, amends and replaces Section 111 of Emergency Economic Stabilization Act (“EESA”) which formed the basis of a number of the executive compensation restriction limits imposed by EESA.  In the event we participate in the EESA, particularly the Capital Purchase Program (“CPP”), in the future, there will likely be changes in our operations some of which may have adverse consequences on our ability to execute on our strategy.

The FDIC adopted a revised risk-based deposit insurance assessment schedule on February 27, 2009, which raised deposit insurance premiums. On May 22, 2009, the FDIC also implemented a five basis point special assessment of each insured depository institution’s assets minus Tier 1 capital as of September 30, 2009, but no more than 10 basis points times the institution’s assessment base for the third quarter of 2009, which was collected on September 30, 2009. Additional special assessments may be imposed by the FDIC for future periods.

We participate in the FDIC’s Temporary Liquidity Guarantee Program, or TLGP, for noninterest-bearing transaction deposit accounts. Banks that participate in the TLGP’s noninterest-bearing transaction account guarantee will pay the FDIC an annual assessment of 10 basis points on the amounts in such accounts above the amounts covered by FDIC deposit insurance. To the extent that these TLGP assessments are insufficient to cover any loss or expenses arising from the TLGP program, the FDIC is authorized to impose an emergency special assessment on all FDIC-insured depository institutions. The FDIC has authority to impose charges for the TLGP program upon depository institution holding companies, as well. These changes, along with the full utilization of our FDIC insurance assessment credit in early 2009, will cause the premiums and TLGP assessments charged by the FDIC to increase. These actions could significantly increase our noninterest expense for the fourth quarters of 2009 and for the foreseeable future. For the quarter ended September 30, 2009 our deposit insurance premium was $988,000, and for the first nine months of 2009 we incurred total FDIC costs of $3.6 million, which includes a $1.1 million special assessment during the second quarter, compared to total costs of $747,000 for the first nine months of 2008.

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

Comparison of Results of Operations for the Quarters and Nine Months Ended September 30, 2009 and September 30, 2008

(Loss) income from continuing operations. For the quarter ended September 30, 2009, we incurred a loss of $8.7 million, or ($.95) per share, from continuing operations, as compared to income from continuing operations of $1.5 million, or $.21 per basic and diluted share, for the quarter ended September 30, 2008.

For the nine months ended September 30, 2009, we incurred a loss of $38.9 million, or ($4.97) per share, as compared to income from continuing operations of $7.8 million, or $1.07 per basic and diluted share, for the nine months ended September 30, 2008. During the first nine months of 2009, as compared to the first nine months of 2008, we incurred a loss from sale of 100% of the option arm adjustable rate mortgage-backed securities we had previously owned, which resulted in a pre tax loss of $47.0 million, we increased the provision for credit losses to $20.6 million for the first nine months of 2009 as compared to $6.2 million for the first nine months of 2008 and we held additional liquidity on our balance sheet which negatively impacted our net interest income and net interest margin.

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

	For the Quarter Ended September 30,
	2009			2008
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Assets
Interest-earning assets
Community bank loans:
Commercial real estate loans	$415,695	$6,092	5.81%	$349,329	$5,561	6.33%
Construction and development loans	363,819	4,239	4.62	335,165	4,912	5.83
Originated SBA loans	157,490	2,316	5.83	119,417	2,082	6.94
Multifamily loans	43,412	583	5.37	49,457	802	6.49
Commercial loans	142,473	1,957	5.45	120,811	1,864	6.14
Consumer and other loans	43,893	530	4.79	18,106	218	4.79
Total community bank loans	1,166,782	15,717	5.34	992,285	15,439	6.19

Wholesale assets:
Residential loans	294,737	3,185	4.32	376,561	5,004	5.32
Purchased SBA loans and securities	124,383	635	2.03	151,608	1,081	2.84
Mortgage-backed securities	419,332	5,446	5.19	543,678	7,274	5.35
Total wholesale assets	838,452	9,266	4.42	1,071,847	13,359	4.99

Interest-earning deposits	369,798	176	0.19	15,410	76	1.93
FHLBank stock	12,235	77	2.50	28,659	277	3.85
Total interest-earning assets	2,387,267	$25,236	4.20%	2,108,201	$29,151	5.51%

Non-interest earning assets
Cash	90,087			20,046
Allowance for credit losses	(30,647)			(14,052)
Premises and equipment	24,692			22,741
Other assets	80,075			90,072
Total non-interest bearing assets	164,207			118,807
Total assets	$2,551,474			$2,227,008

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Passbook accounts	$342	$-	0.25%	$250	$1	0.85%
Money market and NOW accounts	1,472,807	1,842	0.50	1,249,288	2,504	0.80
Certificates of deposit	353,714	2,077	2.33	42,959	416	3.85
FHLBank borrowings	216,837	2,391	4.31	427,431	3,645	3.34
Repurchase agreements	78,741	923	4.59	80,045	647	3.16
Borrowed money and junior subordinated debentures	70,442	969	5.38	52,806	896	6.64
Total interest-bearing liabilities	2,192,883	8,202	1.48%	1,852,779	8,109	1.73%

Noninterest-bearing liabilities:
Demand deposits (including custodial escrow balances)	202,592			245,763
Other liabilities	12,101			22,283
Total non-interest bearing liabilities	214,693			268,046

Shareholders' equity	143,898			106,183

Total liabilities and shareholders equity	$2,551,474			$2,227,008

Net interest income before provision for credit losses		$17,034			$21,042
Interest rate spread			2.72%			3.78%
Net interest margin			2.84%			3.99%
Ratio of average interest-earning assets to average interest-bearing liabilities			108.86%			113.79%

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

	Quarter Ended September 30,
	2009 vs. 2008
	Increase (Decrease) Due to Change in
	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Community bank loans:
Commercial real estate loans	$2,273	$(1,742)	$531
Construction and development loans	1,579	(2,252)	(673)
Originated SBA loans	1,480	(1,246)	234
Multifamily loans	(91)	(128)	(219)
Commercial loans	826	(733)	93
Consumer and other loans	312	-	312
Wholesale assets:			-
Residential loans	(975)	(844)	(1,819)
Purchased SBA loans and securities	(172)	(274)	(446)
Mortgage-backed securities	(1,617)	(211)	(1,828)
Interest-earning deposits	483	(383)	100
FHLBank stock	(124)	(76)	(200)
Total interest-earning assets	3,974	(7,889)	(3,915)

Interest-bearing liabilities:
Money market and NOW accounts	1,602	(2,265)	(663)
Certificates of deposit	2,504	(843)	1,661
FHLBank borrowings	(4,702)	3,448	(1,254)
Repurchase agreements	(50)	326	276
Borrowed money and junior subordinated debentures	683	(610)	73
Total interest-bearing liabilities	37	56	93
Change in net interest income before provision for credit losses	$3,937	$(7,945)	$(4,008)

As detailed in the foregoing tables, net interest income before provision for credit losses decreased $4 million, or 19%, to $17.0 million for the quarter ended September 30, 2009, as compared to $21.0 million for the quarter ended September 30, 2008. Net interest margin decreased 115 basis points to 2.84% for the quarter ended September 30, 2009, from 3.99% for the quarter ended September 30, 2008. The tables indicate the decrease in net interest income before provision for credit losses was principally the result of an increase in on-balance sheet liquidity invested in lower yielding short-term deposits and the decline in the prime rate of interest, to which many of our community bank loans are indexed. At September 30, 2008, the prime rate was 5.00% compared to 3.25% at September 30, 2009.

Interest income declined $3.9 million to $25.2 million for the quarter ended September 30, 2009, as compared to $29.2 million for the quarter ended September 30, 2008. Average community bank loans increased $175 million to $1.167 billion for the quarter ended September 30, 2009, compared to $992 million for the quarter ended September 30, 2008. The yield on those assets declined to 5.34% for the third quarter of 2009, as compared to 6.19% for the third quarter of 2008. The decline in the yield on community bank loans is consistent with the decline in the prime rate of interest, to which many of our community bank loans are indexed. At September 30, 2008, the prime rate was 5.00% compared to 3.25% at September 30, 2009.

During the same third quarter periods, the average balance of wholesale assets declined by $233 million to $839 million for the quarter ended September 30, 2009, as compared to $1.07 billion for the quarter ended September 30, 2008. The decline in the balance of wholesale assets is consistent with management’s strategy to reduce these assets. The reduction is principally comprised of repayments from borrowers, from securities, and the sale of $47 million of mortgage backed securities.  The wholesale assets, which in comparison to community bank loans have a negative impact on our net interest margin, did perform relatively well in the third quarter of 2009. The yield on wholesale assets declined 57 basis points between the periods, which is less than the 85 basis point decline in the community banking assets. The decline in the yield on wholesale assets is due to adjustable rate residential loans that have repriced to current rates.

Also during the third quarter periods, the average balance of interest-earning deposits and FHLBank stock increased to $382 million for the quarter ended September 30, 2009 compared to $44 million for the quarter ended September 30, 2008.  The yield on these assets declined to 26 basis points for the quarter ended September 30, 2009 compared to 3.18% for the quarter ended September 30, 2008.  The growth in the assets was principally caused by our successful deposit marketing efforts and the cautious stance we have taken in the deployment of these assets, which has caused some erosion of our net interest margin.  With the completion of our equity offering, we believe we will need less liquidity on balance sheet and anticipate a reduction in these balances prospectively.

Overall, the cost of liabilities declined 25 basis points in the comparable quarters to 1.48% for the quarter ended September 30, 2009, versus 1.73% for the quarter ended September 30, 2008.  Between these periods, the average balance of interest-bearing liabilities increased by $340 million.  This was principally a result of the increase in money market and NOW accounts and certificates of deposits, which offset a decline in FHLBank borrowings.  Money market and NOW accounts increased on average of $224 million, certificates of deposits increased $311 million and FHLBank borrowings declined $211 million.  The overall growth in interest-bearing liabilities was related to our successful deposit marketing efforts. In total, the cost of interest-bearing liabilities increased $93,000 between the periods.

The cost of wholesale liabilities increased in the periods. FHLBank borrowings increased to 4.31% for the quarter ended September 30, 2009 compared to 3.34% for the quarter ended September 30, 2008.  The increase in the cost of these borrowings is attributable to lower average balances; during the first nine months of 2008 one third of the average balance was comprised of short-term borrowings that cost approximately 2.61%.  During the first nine months of 2009, the average balance is comprised of longer-term borrowings that were acquired in November 2006, on average.  There are $36 million of these borrowings, with a cost of 5.14% that will mature in the fourth quarter of 2009.  Included in the repurchase agreements are $75 million of wholesale agreements with a cost of 4.79% at September 30, 2009 compared to a cost of 4.02% at September 30, 2008.  These agreements mature beginning in September 2011.

	Nine Months Ended September 30,
	2009			2008
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Assets
Interest-earning assets
Community bank loans:
Commercial real estate loans	$393,037	$17,231	5.86%	$288,637	$14,289	6.61%
Construction and development loans	378,932	13,629	4.81	305,303	14,049	6.15
Originated SBA loans	148,572	6,289	5.66	107,118	6,081	7.58
Multifamily loans	47,257	1,786	5.04	50,148	2,403	6.39
Commercial loans	120,217	5,005	5.57	108,077	5,250	6.49
Consumer and other loans	54,436	2,043	5.02	10,231	379	4.95
Total community bank loans	1,142,451	45,983	5.38	869,514	42,451	6.52

Wholesale assets:
Residential loans	313,684	11,054	4.70	392,684	15,619	5.30
Purchased SBA loans and securities	129,717	1,633	1.68	162,596	3,977	3.27
Mortgage-backed securities	463,079	18,146	5.22	575,180	22,751	5.27
Total wholesale assets	906,480	30,833	4.54	1,130,460	42,347	4.99

Interest-earning deposits	186,574	254	0.18	16,551	307	2.44
FHLBank stock	22,977	265	1.54	36,099	1,020	3.77
Total interest-earning assets	2,258,482	$77,335	4.57%	2,052,624	$86,125	5.60%

Non-interest earning assets
Cash	54,700			18,896
Allowance for credit losses	(24,761)			(12,276)
Premises and equipment	26,088			20,588
Other assets	90,238			84,682
Total non-interest bearing assets	146,265			111,890
Total assets	$2,404,747			$2,164,514

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Passbook accounts	$342	$1	0.25%	$253	$2	0.81%
Money market and NOW accounts	1,441,578	5,653	0.52	1,191,489	8,076	0.91
Certificates of deposit	236,028	5,017	2.84	33,934	1,008	3.97
FHLBank borrowings	219,273	7,138	4.29	419,934	11,101	3.47
Repurchase agreements	79,489	2,743	4.55	78,361	2,124	3.56
Borrowed money and junior subordinated debentures	69,775	2,694	5.09	51,906	2,676	6.77
Total interest-bearing liabilities	2,046,485	23,246	1.50%	1,775,877	24,987	1.86%

Noninterest-bearing liabilities:
Demand deposits (including custodial escrow balances)	218,701			254,867
Other liabilities	19,098			21,759
Total non-interest bearing liabilities	237,799			276,626

Shareholders' equity	120,463			112,011

Total liabilities and shareholders equity	$2,404,747			$2,164,514

Net interest income before provision for credit losses		$54,089			$61,138
Interest rate spread			3.07%			3.74%
Net interest margin			3.21%			3.99%
Ratio of average interest-earning assets to average interest-bearing liabilities			110.36%			115.58%

	Nine Months Ended September 30,
	2009 vs. 2008
	Increase (Decrease) Due to Change in
	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Community bank loans:
Commercial real estate loans	$4,712	$(1,770)	$2,942
Construction and development loans	3,003	(3,423)	(420)
Originated SBA loans	1,990	(1,782)	208
Multifamily loans	(133)	(484)	(617)
Commercial loans	551	(796)	(245)
Consumer and other loans	1,659	5	1,664
Wholesale assets:			-
Residential loans	(2,921)	(1,644)	(4,565)
Purchased SBA loans and securities	(688)	(1,656)	(2,344)
Mortgage-backed securities	(4,391)	(214)	(4,605)
Interest-earning deposits	467	(520)	(53)
FHLBank stock	(287)	(468)	(755)
Total interest-earning assets	3,962	(12,752)	(8,790)

Interest-bearing liabilities:
Money market and NOW accounts	1,496	(3,920)	(2,424)
Certificates of deposit	4,376	(367)	4,009
FHLBank borrowings	(6,108)	2,145	(3,963)
Repurchase agreements	30	589	619
Borrowed money and junior subordinated debentures	770	(752)	18
Total interest-bearing liabilities	564	(2,305)	(1,741)
Change in net interest income before provision for credit losses	$3,398	$(10,447)	$(7,049)

As detailed in the foregoing tables, net interest income before provision for credit losses decreased $7.1 million, or 11.5%, to $54.1 million for the nine months ended September 30, 2009, as compared to $61.1 million for the nine months ended September 30, 2008. Net interest margin decreased 78 basis points to 3.21% for the nine months ended September 30, 2009 from 3.99% for the nine months ended September 30, 2008. The tables indicate a combination of higher average interest-earning assets and lower yield.  This was a result of the overall decline in interest rates between the periods, which was the cause of the decline in the net interest margin. Interest income declined $8.8 million to $77.3 million for the nine months ended September 30, 2009, as compared to $86.1 million for the nine months ended September 30, 2008. Average community bank loans increased to $1.142 billion for the nine months ended September 30, 2009, compared to $870 million for the nine months ended September 30, 2008. The yield on those assets declined to 5.38% for the first nine months of 2009, as compared to 6.52% for the first nine months of 2008. The decline in the yield on community bank loans was caused by the decline in the prime rate of interest, which averaged 5.50% for the first nine months of 2008 compared to 3.25% for the first nine months of 2009.

Wholesale assets declined by $224 million to $906 million for the first nine months of 2009, as compared to $1.13 billion for the first nine months of 2008. The decline in the balance of wholesale assets is consistent with management’s strategy to reduce these assets. The reduction is principally comprised of repayments from borrowers, from securities, and the sale of $47 million of mortgage backed securities.  The wholesale assets have a negative impact on our net interest margin, and the negative impact of such assets will lessen over time through continued repayments. The yield on wholesale assets declined 45 basis points between the periods.  The decline in the yield on wholesale assets is due to adjustable rate residential loans that have repriced to current rates.

Overall, the cost of liabilities declined 36 basis points in the comparable quarters to 1.50% for the nine months ended September 30, 2009, versus 1.86% for the nine months ended September 30, 2008.  Between the periods, the average balance of interest-bearing liabilities increased by $271 million.  This was principally a result of the increase in money market and NOW accounts and certificates of deposits, which offset a decline in FHLBank borrowings.  Money market and NOW accounts increased an average of $250 million, certificates of deposits increased $202 million and FHLBank borrowings declined $201 million. The overall growth in interest-bearing deposits was related to the successful marketing efforts by our regional banking locations. The increase in the average balances was more than offset by declines in the related costs, as total interest expense declined $1.7 million between the periods. The decline in costs was consistent with the decline in market interest rates between the periods. The majority of average noninterest-bearing deposits and a significant portion of money market and NOW accounts are primarily institutional deposits that are subject to subaccounting fees.

Through our Asset Liability Management Committee, we have maintained a modest asset sensitive position to prospective changes in interest rates. Accordingly, as interest rates increase from current levels, we would expect expansion of our net interest margin.

Provision for Credit Losses. The provision for credit losses is determined by management as the amount necessary to be added to the allowance for credit losses after net charge-offs to bring the allowance to a level which, in management’s best estimate, is necessary to absorb probable losses inherent within the existing loan portfolio.  The provision for credit losses was $10.1 million for the quarter ended September 30, 2009, compared to $2.2 million for the quarter ended September 30, 2008. The provision for credit losses in the third quarter of 2009 was in part due to higher levels of net charge-offs on impaired loans and the weak economic conditions that have resulted in declining collateral values on several real estate related projects that are considered classified loans.

The provision for credit losses for the third quarter of 2008 reflected the growth of nearly $121 million of community bank loans offset by repayments of residential mortgage loans in the period and certain improvements in individual loan grades. For a discussion of the Company’s allowance for credit loss methodology see “Significant Accounting Estimates – Allowance for Credit Losses,” in Note 1 to our financial statements and, as it relates to nonperforming assets, see “Asset Quality.”

The provision for credit losses was $20.6 million for the nine months ended September 30, 2009, compared to $6.2 million for the nine months ended September 30, 2008. The provision for credit losses during the first nine months of 2009 was the result of the current economic environment that we have experienced in Colorado with regard to our community bank loans and nationally with regard to our residential loans.  In addition to the discussion above, during the first nine months of 2009 we increased the loss factors that we apply, in particular to construction and development loans and certain residential loans to reflect the higher risk associated with those loans.

The provision for credit losses for the first nine months of 2008 reflected the growth of $349 million of community bank loans and five loans that were impaired and required a total provision for credit losses of $1.9 million. For a discussion of the Company’s allowance for credit loss methodology see “Significant Accounting Estimates – Allowance for Credit Losses,” in Note 1 to our financial statements and, as it relates to nonperforming assets, see “Asset Quality.”

Noninterest Income. An analysis of the components of noninterest income is presented in the table below:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Dollars in thousands)
Noninterest income:
Custodial, administrative and escrow services	$101	$174	$388	$697
Loan administration	1,070	1,175	3,265	3,833
Gain on sale of loans held for sale	1,244	418	1,622	742
Loss on sale of available for sale investment securities	-	-	(46,980)	-

Total other-than-temporary impairment losses	(3,244)	(4,110)	(4,136)	(4,110)
Portion of loss recognized in other comprehensive income (before taxes)	443	-	732	-
Net impairment losses recognized in earnings	(2,801)	(4,110)	(3,404)	(4,110)

Gain on sale of investment in Matrix Financial Solutions, Inc.	-	-	3,567	-
Other income	427	1,115	1,880	2,369
Total noninterest income	$41	$(1,228)	$(39,662)	$3,531

Custodial, Administrative and Escrow Services. Service fees decreased $73,000, or 42%, to $101,000 for the quarter ended September 30, 2009, as compared to $174,000 for the quarter ended September 30, 2008, and decreased $309,000, or 44%, to $388,000 for the nine months ended September 30, 2009, as compared to $697,000 for the nine months ended September 30, 2008.

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

Loan administration fees decreased $105,000, or 9%, to $1.1 million for the quarter ended September 30, 2009, as compared to $1.2 million for the quarter ended September 30, 2008, and decreased $568,000, or 15%, to $3.3 million for the nine months ended September 30, 2009, as compared to $3.8 million for the nine months ended September 30, 2008.

These decreases are consistent with the declines in our mortgage loan servicing portfolio. Our mortgage loan servicing portfolio decreased to an average balance of $811 million for the quarter ended September 30, 2009, as compared to an average balance of $951 million for the quarter ended September 30, 2008. Our average service fee rate (including all ancillary income) of 0.47% for the third quarter of 2009 was one basis point higher than the 0.46% for the third quarter of 2008.

Our portfolio decreased to an average balance of $848 million for the nine months ended September 30, 2009, as compared to an average balance of $993 million for the nine months ended September 30, 2008. Our average service fee rate (including all ancillary income) of 0.47% for the first nine months of 2009 was one basis point lower than the 0.48% rate for the first nine months of 2008.

We anticipate loan administration fees will continue to decrease as our servicing portfolio decreases through normal amortization and prepayments.

Gain on Sale of Loans Held for Sale. Gain on sale of loans held for sale was $1.2 million for the quarter ended September 30, 2009, as compared to $418,000 for the quarter ended September 30, 2008. During the third quarter of 2009, the Bank sold $15.6 million of SBA-originated loans. The loan sales were part of our management of industry concentrations, interest rate risk, and regular sales of the guaranteed portion of SBA-originated loans. For the quarter ended September 30, 2008, the Bank sold $12.2 million of SBA-originated loans, which generated gains of $418,000.  We expect such gains may fluctuate significantly from quarter to quarter based on a variety of factors, such as the current interest rate environment, the supply and mix of loans available in the market, the particular loan portfolios we elect to sell, and market conditions.

Gain on sale of loans was $1.6 million for the nine months ended September 30, 2009, as compared to $742,000 for the nine months ended September 30, 2008. During the first nine months of 2009, the Bank sold $24.8 million of originated loans from our SBA division, which accounted for all of the gain on sale for the period.  During the first nine months of 2008, the Bank sold $21.1 million of originated loans from our SBA division, which resulted in substantially all the gain on sale realized in the period.

Loss on Sale of Available for Sale Investment Securities. During the second quarter we sold 100% of our mortgage-backed securities collateralized by option adjustable rate residential loans with an unpaid principal balance of $47.3 million.  Each of the five securities sold was rated AA by nationally recognized rating agencies at the time of acquisition.  However, in the period from April 2008 through June 2009, the securities were progressively downgraded until they were graded significantly below investment grade.  As a result of the downgrades of the securities, and because the securities were lower tranche securities in relation to other securities issued in the same security structure, the Bank was required to assign large amounts of capital for the purposes of determining the Bank’s regulatory risk-based capital ratio.  Consequently, management elected to sell the securities, which provided regulatory capital relief to the Bank in spite of the loss incurred.

Other-Than-Temporary Impairment (“OTTI”).  During the quarter ended September 30, 2009, the Company recognized $2.8 million of net OTTI losses in earnings on three of its non-agency mortgage-backed securities.  Two securities subject to OTTI were the same securities for which $603,000 of OTTI was incurred in the second quarter of 2009 and $4.1 million in the third quarter of 2008.  The other security subject to an OTTI charge in the third quarter of 2009 was a security that demonstrated weaknesses in performance similar to the other OTTI securities for which management expected a loss, for which the Company incurred an OTTI loss recognized in earnings of $2 million.  Management believes in the current economic conditions, that it is reasonably possible the Company will incur future OTTI charges on its non-agency mortgage backed securities.

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

Other Income. Other income for the quarter ended September 30, 2009 was $427,000, or $688,000 less than for the quarter ended September 30, 2008. Other income for the quarter ended September 30, 2009 principally included income earned on bank-owned life insurance of $239,000, service charges of $125,000 and other miscellaneous items that totaled $63,000. This compares to the third quarter of 2008 when other income was $1.1 million and included a dividend from a cost-method investment of $540,000, income earned on bank-owned life insurance of $242,000, and other miscellaneous items that totaled $333,000.

Other income for the nine months ended September 30, 2009 was $1.9 million, or $489,000 less than for the nine months ended September 30, 2008.  Other income for the first nine months of 2009 principally includes settlement of a representation and warranty claim the Bank made against a large nationally recognized loan originator, from which the Company realized revenue of $370,000, income earned on bank-owned life insurance of $709,000, prepayment penalties on loans and other loan fees not recognized as part of yield on loans of $79,000, rental income of $200,000 on a property owned by a non-core subsidiary that was sold in June 2009, and other miscellaneous items. This compares to the first nine months of 2008 when other income included income earned on bank-owned life insurance of $719,000, prepayment penalties and other loan fees not recognized as part of yield on loans of $262,000, and rental income of $311,000 on a property owned by a non-core subsidiary, dividends from cost-method investments of $540,000 and other miscellaneous items.

The decreases in the quarter-ended and nine-months ended September 30, 2009 amounts were a result of the respective 2008 periods including non-recurring dividends from cost-method investments and nine or three months of rental income related to the property that was sold in June 2009.

Noninterest Expense. Noninterest expense increased $4.1 million, or 24%, to $21.0 million for the quarter ended September 30, 2009, as compared to $16.9 million for the quarter ended September 30, 2008. Noninterest expense increased $7.2 million, or 15%, to $56.0 million for the nine months ended September 30, 2009, as compared to $48.8 million for the nine months ended September 30, 2008.  The following table details the components of noninterest expense for the periods indicated:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Dollars in thousands)
Noninterest expense:
Compensation and employee benefits	$6,995	$6,764	$19,804	$19,153
Subaccounting fees	6,377	4,365	13,800	14,066
Amortization of mortgage servicing rights	570	491	1,951	1,872
Lower of cost or fair value adjustment on loans held for sale	300	610	(25)	1,175
Occupancy and equipment	895	716	2,510	1,923
Deposit insurance	988	255	3,553	747
Postage and communication	222	237	692	676
Professional fees	1,017	880	3,056	2,032
Mortgage servicing rights subservicing fees	330	389	1,042	1,288
Other general and administrative	3,332	2,221	9,593	5,884
Total noninterest expense	$21,026	$16,928	$55,976	$48,816

Compensation and employee benefits expense increased $231,000 to $7 million for the quarter ended September 30, 2009, as compared to $6.8 million for the quarter ended September 30, 2008.  The head count was relatively unchanged, with 226 at September 30, 2009 compared to 231 at September 30, 2008.  The principal cause of the increase in compensation expense between the periods was higher medical insurance costs and an increase in compensation related to deferred direct loan origination costs.  Between 2008 and 2009, loan growth declined and, as such, there was less compensation deferred as part of the cost to originate loans.  Included in compensation and employee benefits were costs of $300,000 and $312,000 for our stock-based compensation plans for the quarter ended September 30, 2009 and 2008, respectively. The slight decrease in stock-based compensation expense was due to forfeitures of previously issued grants.

Compensation and employee benefits expense increased $651,000, or 3%, to $19.8 million for the nine months ended September 30, 2009, as compared to $19.2 million for the nine months ended September 30, 2008.  This increase was consistent with the increase for the three months ended September 30, 2009, discussed above.  Included in compensation and employee benefits were costs of $949,000 and $861,000 for our stock-based compensation plans for the nine months ended September 30, 2009 and 2008, respectively. The slight increase in stock-based compensation expense is a result of new grants issued between the periods.

Subaccounting fees, which represent fees paid to second parties to service depository accounts on our behalf, are incurred at the Bank in respect of certain custodial and institutional deposits. Such fees increased $2 million, or 46%, to $6.4 million for the quarter ended September 30, 2009, compared to $4.4 million for the quarter ended September 30, 2008.  After the completion of the sale of certain assets of UW Trust at the end of June 2009, the Company incurred subaccounting fees on the custodial deposits transferred to the buyer, which accounted for substantially all the increase between the third quarter of 2009 and the third quarter of 2008 and offset the decrease related to the decline in the underlying index upon which the subaccounting fees are tied.  The average balances subject to subaccounting fees decreased $50 million for the quarter ended September 30, 2009, to $1.07 billion from $1.12 billion for the quarter ended September 30, 2008.

Subaccounting fees declined $266,000, or 2%, to $13.8 million for the nine months ended September 30, 2009, compared to $14.1 million for the nine months ended September 30, 2008.  This decrease was a result of decline in the underlying index upon which the subaccounting fees are tied and was partially offset by the increased fees during the third quarter of 2009 as a result of the sale discussed above.  The average balance of deposits subject to subaccounting fees declined $40 million to $1.09 billion for the first nine months of 2009 compared to $1.13 billion for the first nine months of 2008.

Amortization of mortgage servicing rights increased $79,000, or 16%, to $570,000 for the quarter ended September 30, 2009, as compared to $491,000 for the quarter ended September 30, 2008. Amortization of mortgage servicing rights is principally a function of the level of repayments of the remaining portfolio. The average balance in our mortgage servicing rights portfolio decreased to $811 million for the quarter ended September 30, 2009, as compared to $951 million for the quarter ended September 30, 2008. Prepayment speeds on our servicing portfolio were 14.8% for the quarter ended September 30, 2009, as compared to 15.4% for the quarter ended September 30, 2008.

Amortization of mortgage servicing rights increased $79,000, or 4%, to $1.96 million for the nine months ended September 30, 2009, as compared to $1.87 million for the nine months ended September 30, 2008.  The average balance in our mortgage servicing rights portfolio decreased to $848 million at September 30, 2009, as compared to $993 million at September 30, 2008. Annualized prepayment speeds on our servicing portfolio were 16.3% for the nine months ended September 30, 2009, as compared to 17.0% for the nine months ended September 30, 2008.

The lower of cost or fair value on loans held for sale resulted in a charge of $300,000 for the quarter ended September 30, 2009, compared to a charge of $610,000 for the quarter ended September 30, 2008.  In the quarter ended September 30, 2009, the overall discount rate to which held for sale loan cash flows are measured decreased, which is favorable to the valuation of such assets.  Also, favorably impacting the results for the quarter were the $8 million of repayments on the residential held for sale portfolio during the third quarter of 2009.  However, overall delinquencies in the held for sale residential portfolio increased, which offset the impact of a lower discount rate and repayments.  For the quarter ended September 30, 2008, the lower of cost or fair value charge of $610,000 was the result of deteriorating conditions in the marketplace for held for sale assets.

The lower of cost or fair value on loans held for sale resulted in a recovery of $25,000 for the nine months ended September 30, 2009 compared to a charge of $1.18 million for the nine months ended September 30, 2008.  In the nine months ended September 30, 2009, interest rates declined which resulted in an increase in the value of certain assets.  There also were approximately $27 million of payoffs of the residential held for sale portfolio between September 2009 and September 2008 that eliminated the valuation associated with such loans.  For the nine months ended September 30, 2008, the charge of $1.118 million was the result of deteriorating conditions in the marketplace for held for sale assets.

 Occupancy and equipment expense increased $179,000, or 25%, to $895,000 for the quarter ended September 30, 2009, as compared to $716,000 for the quarter ended September 30, 2008. We recognized $284,000 and $283,000 of amortization of deferred gain as a reduction of occupancy expense for the quarter ended September 30, 2009 and 2008, respectively. This amount represents a reduction in our occupancy expense for the period from the recognition of the deferred gain resulting from the sale-leaseback of the United Western Financial Center, which is being amortized into income over the ten-year term of the lease.  The increase in occupancy expense was related to the opening of the three branch locations between the periods - Longmont, Hampden, and Centennial.

Occupancy and equipment expense increased $587,000, or 31%, to $2.5 million for the nine months ended September 30, 2009, as compared to $1.9 million for the nine months ended September 30, 2008. Occupancy and equipment expense is shown net of the amortization of the deferred gain resulting from the sale-leaseback of our headquarters building in September 2006, which is being amortized into income over the 10-year term of the lease. The amount of deferred gain realized was $863,000 and $877,000 for the nine months ended September 30, 2009 and 2008, respectively.

Deposit insurance increased $733,000, to $988,000 for the quarter ended September 30, 2009, compared to $255,000 for the third quarter of 2008.  The increases in deposits insurance expense was due to increases in the fee assessment rates during 2009.  The FDIC finalized a rule in December 2008 that raised the then current assessment rates uniformly by 12 to 14 basis points.  In February 2009, the FDIC issued final rules to amend the deposit insurance fund restoration plan, change the risk-based assessment system and set assessment rates for Risk Category 1 institutions beginning in the second quarter of 2009.  The new initial base assessment rate ranged from 12 to 16 basis points, on an annualized basis, and from 7 to 24 basis points after the effect of potential base-rate adjustments, depending upon various factors. The increase was also partly related to the additional 10 basis point assessment incurred on covered transaction accounts exceeding $250,000 under the Temporary Liquidity Guaranty Program, in which the Bank participates. The Company cannot provide any assurance as to the ultimate amount or timing of any such emergency special assessments, should such special assessments occur, as such special assessments are dependent upon a variety of factors which are beyond the Company’s control.

Deposit insurance increased $2.8 million to $3.5 million for the first nine months of 2009 compared to $747,000 for the first nine months of 2008 due to increases in the fee assessment rates during 2009 and a special assessment applied to all insured institutions as of June 30, 2009, which for the Company was $1.1 million.

The remainder of noninterest expense, which includes postage and communication expense, professional fees, mortgage servicing rights subservicing fees, and other general and administrative expenses increased approximately $1.2 million to $4.9 million for the quarter ended September 30, 2009, as compared to $3.7 million for the quarter ended September 30, 2008. Professional fees increased $137,000 related to routine legal matters, loan collection matters and consulting fees incurred to model cash flows of various non-agency mortgage-backed securities.  Other general and administrative expenses increased $1.1 million between the third quarter of 2009 and 2008.

The remainder of noninterest expense increased $4.5 million to $14.4 million for the nine months ended September 30, 2009, as compared to $9.9 million for the nine months ended September 30, 2008. An increase of $1 million in professional fees was related to consulting services to model cash flows on mortgage-backed securities, and for loan collection expenses.  The increase in other general and administrative expenses was principally due to a $1.8 million loss on the disposition of legacy assets owned by a non-core subsidiary and a $672,000 loss at the UWBK Colorado Fund, incurred on a loan related to a loan that paid off in full at the Bank.

Income Taxes. The income tax benefit from continuing operations was $5.4 million for the quarter ended September 30, 2009, as compared to income tax benefit from continuing operations of $807,000 for the quarter ended September 30, 2008. The Company’s effective tax rate for the three months ended September 30, 2009 and 2008 is below the statutory tax rate due to: (i) the net loss incurred to date, (ii) realization of New Markets Tax Credits, which have been deployed at a subsidiary of the Bank, which were $328,000 and $297,000 for the three months ended September 30, 2009 and September 30, 2008, respectively; (iii) tax exempt earnings, which principally relate to income from bank owned life insurance, and (iv) a change in apportionment due to an increase in income allocable to the State of Texas in 2009.

The income tax benefit from continuing operations was $23.2 million for the nine months ended September 30, 2009 compared to an income tax provision of $1.9 million for the nine months ended September 30, 2008. The Company’s effective tax rate for the nine months ended September 30, 2009 and 2008 differs from the statutory rates for the reasons described above.

The Company’s existing New Markets Tax Credits continue through 2012.  In May 2009, a whollyowned subsidiary of the Company was awarded an allocation of $20 million of New Markets Tax Credits authorized by the U.S. Treasury through its Community Development Financial Institutions Fund.  The Company anticipates the deployment of these tax credits over the next 9 to 18 months.

Balance Sheet

Total assets increased $368 million, or 16%, to $2.63 billion at September 30, 2009 from $2.26 billion at December 31, 2008. Community bank loans held for investment increased by $30 million to $1.07 billion at September 30, 2009, compared to $1.04 billion at December 31, 2008, which can be attributed to the note received in connection with the sale of UW Trust assets in the amount of $44.1 million, net of related discount.  Thus excluding this note, total community bank loans decreased $14 million during the first nine months of 2009. Wholesale loans held for investment declined $44.3 million to $169 million at September 30, 2009 compared to $213.2 million at December 31, 2008 primarily from repayments of residential loans and purchased SBA loans.  Loans held for sale decreased $19.5 million to $272.1 million at September 30, 2009 as compared to $291.6 million at December 31, 2008 due to repayments of residential loans and the payoff of two multifamily loans which offset an increase in originated SBA 504 and 7a loans.

Total liabilities increased by $275 million to $2.4 billion at September 30, 2009 from $2.16 billion at December 31, 2008. The increase in liabilities was the principal result of an increase in deposits, inclusive of custodial escrow deposits, which included $193 million in community banking deposits, and $95 million of institutional and wholesale deposits.

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

	September 30, 2009	December 31, 2008	September 30, 2008
	(Dollars in thousands)
Community bank loans:
Commercial real estate	$476,319	$434,399	$417,780
Construction	277,143	277,614	243,401
Land	98,527	123,395	122,332
Commercial	155,787	134,435	131,128
Multifamily	18,663	20,381	20,128
Consumer and mortgage loans	44,140	49,440	44,481
Premium, net	186	216	223
Unearned fees, net	(4,896)	(3,565)	(3,407)
Total community bank loans	1,065,869	1,036,315	976,066

Wholesale loans:
Residential	94,400	125,630	132,632
SBA purchased, guaranteed portions	68,193	80,110	84,677
Premium on SBA purchase, guaranteed portions	6,162	7,084	7,548
Premium, net	154	345	106
Total wholesale loans	168,909	213,169	224,963
Total loans	$1,234,778	$1,249,484	$1,201,029

At September 30, 2009, total community bank loans increased to $1.07 billion as compared to $1.04 billion at December 31, 2008 and $976.1 million at September 30, 2008. Commercial real estate loans increased to $476.3 million, which represents an increase of $41.9 million since year-end 2008. Commercial loans increased $21.4 million in 2009 to $155.8 million and are now 14.6% of the community bank portfolio. Included in commercial loans is the $43.1 million note, net of related discount, and payments to date that we received in connection with the UW Trust asset sale. The Company continued to expand its national footprint through its SBA division with both SBA 504 and 7a lending activities. In addition, management is making a continuing effort to diversify the portfolio into less riskier components, including owner-occupied commercial real estate.

The following table presents the details of the construction and development (“C&D”) portfolio for the periods indicated:

	September 30, 2009	December 31, 2008
	(Dollars in thousands)
Construction type breakdown:
Construction - 1-4 family	$96,984	$89,434
Construction - commercial	117,313	100,402
Construction - multifamily	47,180	63,693
Construction - 1-4 (consumer)	15,666	24,085
Total construction	277,143	277,614

Land type breakdown:
Land development	86,285	100,823
Undeveloped land	11,203	21,480
Undeveloped land (consumer)	1,039	1,092
Total development	98,527	123,395
Total construction and development	$375,670	$401,009

During the first nine months of 2009, the C&D portfolio declined $25.3 million to $375.7 million and represented 24.9% of our entire loan portfolio and 30.4% of our total loans held for investment portfolio. The decline in the portfolio is attributed to loan payoffs from completed projects and four foreclosures.  At year end 2008, the C&D portfolio comprised 32.1% of the community bank portfolio. Within the construction portfolio the loan breakdown is approximately 41% single family, 42% commercial, and 17% multifamily. The land development loans declined approximately $25 million during the first nine months of September 30, 2009, as generally the loans were converted to construction loans during the period.  Prospectively, we anticipate we will continue to originate construction loans through our SBA division, and loans with New Markets Tax Credits; however, in total we anticipate further reductions in the C&D portfolio prospectively as existing projects are completed.

The Bank has no exposure to production builders and no warehouse lines to single-family mortgage lenders. The Bank’s construction portfolio is located throughout Colorado, including several resort markets, (e.g., Aspen, Steamboat Springs, and Breckenridge.) At September 30, 2009, the construction speculative to pre-sold ratio, excluding multifamily for rent products, was approximately 63% to 37%.

As of September 30, 2009, we have defined nine geographic regions for our C&D portfolio: eight in Colorado and one region for loans outside Colorado. Within Colorado, four of the defined geographic regions account for $264 million, or 70%, of the C&D portfolio, as shown in the table below.

	September 30, 2009		December 31, 2008
	Outstanding	Percent	Outstanding	Percent
Area	(Dollars in thousands)
Denver Metro	$123,341	32.8%	$181,505	45.2%
Northeastern Colorado - Fort Collins	44,868	11.9%	52,062	13.0%
Mountain Communities - Aspen, Roaring Fork Valley	75,196	20.0%	62,726	15.6%
North Central Colorado - Steamboat Springs	20,532	5.5%	25,159	6.3%
Other Colorado Areas	62,923	16.7%	44,043	11.0%
Outside Colorado	48,810	13.0%	35,514	8.9%
Total	$375,670	100.0%	$401,009	100.0%

The C&D loans located outside of Colorado include loans originated by our SBA division, of which $12.1 million are located in Texas. The remaining C&D loans located outside Colorado include two loans that totaled $15.4 million located in Arizona. There were no C&D loans located in California or Florida.

SBA originated loans consist of the following and are included in the community bank loan totals above:

	September 30, 2009	December 31, 2008
	(Dollars in thousands)
Commercial real estate	$119,148	$109,969
Commercial	3,107	3,462
Construction and development	38,152	21,003
Total	$160,407	$134,434

The Bank’s SBA division is a participant in the national preferred lenders program (“PLP”) of the United States Small Business Administration. At September 30, 2009, SBA originated loans consist of $55.6 million of SBA 504 loans, $5.0 million of guaranteed portions of SBA 7a loans, $22.8 million of unguaranteed portions of SBA 7a loans, $38.1 million of construction loans and $38.9 million of conventional commercial real estate loans. These loans are included in the totals discussed above. Generally, SBA department construction loans will become a SBA 504 loan upon completion of construction.

Asset Quality

As part of our asset quality function, we monitor nonperforming assets on a regular basis. Loans are placed on nonaccrual when full payment of principal or interest is in doubt or when they are 90 days past due as to either principal or interest. During the ordinary course of business, management may become aware of borrowers that may not be able to meet the contractual requirements of loan agreements. These loans are placed under close supervision, with consideration given to placing the loan on nonaccrual status, increasing the allowance for credit losses and (if appropriate) partial or full charge-off. Nonaccrual loans are further classified as impaired when the underlying collateral and other originally identified sources of repayment are considered insufficient to cover principal and interest and management concludes it is probable that we will not fully collect all principal and interest according to contractual terms. After a loan is placed on nonaccrual status, any interest previously accrued but not yet collected is reversed against current income. If interest payments are received on nonaccrual loans, these payments are applied to principal and not taken into income. We do not place loans back on accrual status unless back interest and principal payments are made. For certain government-sponsored loans, such as FHA-insured and VA-guaranteed loans, we continue to accrue interest when the loan is past due 90 or more days, if and to the extent that the interest on these loans is insured by the federal government. The aggregate unpaid principal balance of government-sponsored accruing loans that were past due 90 or more days was $7.3 million, $6.5 million and $8.3 million at September 30, 2009, December 31, 2008, and September 30, 2008, respectively. Substantially all of these loans were originated by our subsidiary Matrix Financial prior to February 2003. GNMA programs allow financial institutions to buy back individual delinquent mortgage loans that meet certain criteria from the securitized loan pool for which the institution provides servicing. At the servicer's option and without GNMA's prior authorization, the servicer may repurchase such a delinquent loan for an amount equal to 100 percent of the remaining principal balance of the loan. These guaranteed accruing loans are not included in the table of nonperforming loans or in the discussion of delinquent loans below.

The following table sets forth our nonperforming held for investment assets as of the dates indicated:

	September 30, 2009	December 31, 2008	September 30, 2008
	(Dollars in thousands)
Residential	$3,729	$3,238	$2,425
SBA purchased, guaranteed portions	-	791	728
Commercial real estate	7,583	1,311	885
Construction and development	16,239	2,900	4,713
Commercial and industrial	756	283	146
SBA originated, guaranteed portions	50	124	88
Total nonperforming loans	28,357	8,647	8,985
REO	13,325	4,417	2,693
Total	$41,682	$13,064	$11,678

At September 30, 2009, total nonperforming loans were $28.4 million, compared to $8.6 million at December 31, 2008 and $9.0 million at September 30, 2008. Management analyzes and reviews nonperforming loans by loan type. Residential nonperforming loans represent wholesale assets acquired through purchase by prior management. The balance of nonperforming residential loans increased $491,000 at September 30, 2009, compared to December 31, 2008, and increased $1.3 million versus September 30, 2008. Overall, nonperforming residential loans totaled $3.7 million, $3.2 million, and $2.4 million, at September 30, 2009, December 31, 2008, and September 30, 2008, respectively. This represents 3.95%, 2.58%, and 1.83% of the residential portfolio for those respective periods. The increase in nonperforming residential loans as a percentage of the residential portfolio is due to the current economy and continued repayments of the remaining performing portion of the portfolio. The Company’s level of nonperforming residential loans is generally consistent with the national marketplace based on information published by the Mortgage Bankers Association. The Company’s wholesale residential portfolio is geographically dispersed. The average loan size of the wholesale residential loan portfolio is approximately $130,000 and consists of loans that on average are approximately 8.4 years seasoned at September 30, 2009, were underwritten to Bank policy requirements at the time of acquisition, and bore average FICO scores over 700 with reasonable loan-to-value and debt-to-income ratios. We believe the risk of loss associated with this portfolio is considerably lower than losses associated with other types of lending, which is evidenced by our historical loss experience from the residential portfolio. We expect future levels of nonperforming loans in the residential portfolio to be generally consistent within the national and regional economic markets in which the loans are located.

At September 30, 2009, the Company owned $263,000 of mortgages that met the regulatory definition of “subprime” at the date of purchase or origination, of which one loan totaling $28,000 was nonperforming.  In prior years, the Company originated subprime mortgages through its mortgage banking subsidiary, and occasionally the Bank also purchased subprime mortgages.  These activities ceased several years ago, and the Company’s current holdings represent the remainder of such activities.  The Company is not now active in the subprime market and has no intention of becoming involved in the future.

Nonperforming community bank loans totaled $24.6 million, $4.6 million, and $5.8 million at September 30, 2009,   December 31, 2008, and September 30, 2008, respectively. Nonperforming community bank loans increased in 2009 due to the current economic conditions. In total, nonperforming held for investment community bank loans represent 2.31% of the community bank portfolio at September 30, 2009, compared to 0.45% and 0.60% at December 31, 2008 and September 30, 2008, respectively.

The following table sets forth our nonperforming held for sale assets as of the dates indicated:

	September 30, 2009	December 31, 2008	September 30, 2008
	(Dollars in thousands)
Residential	$9,663	$6,493	$5,786
Multifamily	1,511	6,759	337
Total	$11,174	$13,252	$6,123

Nonperforming held for sale assets declined during the first nine months of 2009.  Multifamily nonperforming loans held for sale decreased by $5.2 million as the Bank accepted short sale payoffs for both loans that comprised the balance at December 2008.  In the residential portfolio the increase between September 2009 and December 2008 and September 2008 is consistent with the national housing marketplace.

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

We maintain our allowance for credit losses at a level that management believes is adequate to absorb probable incurred losses inherent in the existing loan portfolio based on an evaluation of the collectability of loans, underlying collateral, geographic and other concentrations, and prior loss experience. We use a risk rating system to evaluate the adequacy of the allowance for credit losses. With this system, each loan, with the exception of those included in large groups of smaller-balance homogeneous loans, is risk rated between one and ten by the originating loan officer, credit administration, loan review or loan committee, with one being the best case and ten being a loss or the worst case. Estimated loan default factors are multiplied against loan balances and then multiplied by a historical loss given default rate by loan type to determine an appropriate level for the allowance for credit losses. A specific reserve may be needed on a loan-by-loan basis. Loans with risk ratings between nine and ten are monitored more closely by the loan officer, credit administration, and the asset quality committee, and may result in specific reserves. The allowance for credit losses also includes an element for estimated probable but undetected losses and for imprecision in the loan loss models discussed above.

The following table sets forth information regarding changes in our allowance for credit losses for the periods indicated. The table includes the allowance for both held for investment wholesale and community bank loans:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Dollars in thousands)
Balance, beginning of period	$25,520	$11,762	$16,183	$8,000
Charge-offs:
Residential	(39)	-	(39)	(194)
Commercial real estate	(1,088)	(14)	(1,175)	(79)
Construction	(6,913)	-	(7,284)	-
Commercial	(334)	-	(1,030)	-
Consumer and other	(2)	-	(10)	(2)
Total charge-offs	(8,376)	(14)	(9,538)	(275)

Recoveries:
Commercial real estate	-	-	39	-
Commercial	4	1	5	1
Total recoveries	4	1	44	1
Net charge-offs	(8,372)	(13)	(9,494)	(274)
Provision for credit losses	10,106	2,203	20,565	6,226
Balance, end of period	$27,254	$13,952	$27,254	$13,952

Net charge-offs in the held for investment community bank portfolio of $8.4 million represent a 287 basis point annualized level compared to the third quarter of 2008 when community bank portfolio net charge-offs were $13,000 or one basis point.  In connection with our common stock offering, a third party consultant performed a stress test of our loan portfolio to determine the potential effects on our capital as a result of the economic conditions and to assess the potential exposure for increased nonperforming assets.  Under the “baseline” scenario cumulative charge-offs over the six quarters ending December 31, 2009 were estimated at $13.5 million, and under “more adverse” scenario losses may be $19.1 million.  We believe these estimates are better reflective of the current condition of our loan portfolio as compared to an annualized estimate of current quarter charge offs. Net residential loan charge-offs were $39,000 and $0 for the quarters ended September 30, 2009 and 2008, respectively. On an annualized basis, this represents losses of 16 basis points and 0 basis points for those same periods, respectively.

The table below provides a break-out of the allowance for credit losses by loan type:

	September 30, 2009	December 31, 2008	September 30, 2008
	(Dollars in thousands)
Residential	$867	$909	$886
Guaranteed SBA purchased premium	37	42	45
Commercial real estate	7,803	4,821	4,414
Construction and development	14,918	7,820	5,956
Commercial	1,790	1,394	1,459
Multifamily	627	195	192
Consumer	412	202	200
Unallocated	800	800	800
Total allowance	$27,254	$16,183	$13,952

The following table presents a summary of significant asset quality ratios for the held for investment portfolios for the period indicated:

	September 30, 2009	December 31, 2008	September 30, 2008
Total nonperforming residential loans to total residential loans	3.95%	2.58%	1.83%
Total residential allowance to residential loans	0.92%	0.72%	0.67%
Total residential allowance to nonperforming residential loans	23.25%	28.07%	36.54%

Total nonperforming community bank loans to total community bank loans	2.31%	0.45%	0.60%
Total community bank allowance to community bank loans	2.47%	1.47%	1.33%
Total community bank allowance to nonperforming community bank loans	106.99%	329.84%	223.27%

Total allowance for credit losses to total loans	2.21%	1.30%	1.16%
Total allowance for credit losses to total nonperforming loans	96.11%	187.15%	155.28%
Total nonperforming loans and REO to total assets	2.01%	1.17%	0.79%

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

The allowance for credit losses allocated to community bank loans to total held for investment nonperforming community bank loans was 107%, 330%, and 223%, at September 30, 2009, December 31, 2008, and September 30, 2008, respectively. The allowance for credit losses to nonperforming community bank loans is both asset dependent, and is based on anticipated losses inherent in such loans.  The allowance for credit losses allocated to residential loans held for investment nonperforming residential loans was 23%, 28%, and 37%, at September 30, 2009, December 31, 2008, and September 30, 2008, respectively.

The total allowance for credit losses to total loans increased to 2.21% at September 30, 2009, compared to 1.30% at December 31, 2008 and 1.16% at September 30, 2008. The overall increase in the allowance is related to the overall increase in nonperforming loans, the growth in the community bank portfolio, certain loan grading changes, an increase in the loss factors we apply to construction and development loans and allowance related to impairments. The total allowance for residential loans was .92% at September 30, 2009, compared to .72% at December 31, 2008 and .67% at September 30, 2008.

The increase in the allowance for credit losses is related primarily to the balance sheet transformation and is reflective of the higher allowance attributable to community bank loans in general as compared to residential loans, as well as the current economic conditions. The allowance for held for investment community bank loans was 2.47% at September 30, 2009, 1.47% at December 31, 2008, and 1.33% at September 30, 2008. The increase in the percentage of the community bank allowance at September 30, 2009, compared to September 30, 2008 was due to the factors discussed above.

Liquidity

The Bank is focused on generating traditional deposits from its expansion of community banking services through the opening of branch locations along Colorado’s Front Range and selected mountain communities. These deposits are anticipated to fund a significant portion of our liquidity needs for our community banking strategy.

The following table sets forth the balances for each major category of the Company’s deposit accounts and the weighted-average interest rates paid for interest-bearing deposits as of the dates indicated:

	September 30, 2009		December 31, 2008		September 30, 2008
	Amount	Average Rate	Amount	Average Rate	Amount	Average Rate
	(Dollars in thousands)
Savings accounts	$403	0.25%	$299	0.25%	$179	0.81%
NOW and DDA accounts	540,837	0.13	624,064	0.17	639,429	0.29
Money market accounts	1,083,888	0.63	958,837	0.79	810,813	0.96
Subtotals	1,625,128	0.46	1,583,200	0.55	1,450,421	0.66
Certificate accounts	380,314	1.75	141,472	3.53	116,713	3.79
Total deposits	$2,005,442	0.71%	$1,724,672	0.79%	$1,567,134	0.90%

Total deposits increased $281 million between September 30, 2009 and December 31, 2008.  Our community banking deposits increased approximately $193 million since year end. This growth includes $128 million in certificate accounts offered through the Certificate of Deposit Account Registry Service® (CDARS) program.  The CDARS program provides full FDIC insurance on deposit balances greater than posted FDIC limits by exchanging larger depository relationships with other CDARS members.  Depositor’s funds are broken into amounts below FDIC insurance limits and placed with other banks that are member of the CDARS network.

The following table sets forth the balances for categories of deposits and custodial escrow balances of the Bank by source as of the dates indicated:

	September 30, 2009	December 31, 2008	September 30, 2008
	(Dollars in thousands)
Community bank deposits	$385,304	$191,966	$182,198
Brokered deposits	104,554	35,000	35,000
UW Trust Company	26,301	31,915	57,048
Matrix Financial Services Corp.	17,226	14,083	22,403
Matrix Financial Solutions, Inc.	113,051	203,329	216,656
Legent Clearing, LLC	145,257	120,178	185,076
Deposit concentrations	1,240,159	1,130,860	844,019
Other wholesale deposits	11,193	27,038	75,430
Deposits and custodial escrow balances	$2,043,045	$1,754,369	$1,617,830

Community bank deposits represent deposits attracted by our regional banking teams as discussed above.  UW Trust and Matrix Financial are our wholly owned subsidiaries. The decline in balances at UW Trust is due to an account for one life settlement agent for special asset acquisitions and administration with a balance of $22.9 million, $30.4 million, and $53.3 million at September 30, 2009, December 31, 2008, and September 30, 2008, respectively. Management elected to restructure this relationship and terminate certain elements of business with respect to this large life settlement agent account. The restructured relationship will now allow the Company to pursue business in the same industry on a non-exclusive basis subject to the prior approval of the Texas Department of Banking, UW Trust’s principal regulator. The increase at Matrix Financial at September 30, 2009, compared with year end 2008, is a seasonal fluctuation because many jurisdictions require tax payments in the fourth quarter of the year, which reduces escrow balances near year end. Prospectively, we expect this balance to decline consistent with the declining mortgage servicing business and our decision to reduce that activity. Matrix Financial Solutions, Inc. (“MFSI”) deposits represent customer assets under administration by MFSI. The Company sold its approximate 7% interest in MFSI during the first nine months of 2009. The balance of these deposits decreased approximately $90 million since December 31, 2008 due to timing of cash flows. Legent Clearing, LLC are deposits that represent institutional deposits received through Legent Clearing, LLC. Certain officers of the Company own an indirect minority financial interest (under nine percent) in Legent Clearing.  Deposit concentrations are deposits that represent deposit funds from six, six and three institutional relationships maintained by the Bank as of September 30, 2009, December 31, 2008, and September 30, 2008, respectively. Included in deposit concentrations are institutional balances from Equity Trust, with balances of $884.4 million, $822.8 million and $507.2 million at September 30, 2009, December 31, 2008, and September 30, 2008, respectively. The balances from Equity Trust include the custodial deposits associated with the UW Trust asset sale. See further discussion of deposit concentrations Note 7 – “Deposits” to our consolidated financial statements included in this report.

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

The Bank has an internal policy that requires certain liquidity ratios to be met. That current policy requires that we maintain a set amount of liquidity on the Bank’s balance sheet at all times and that we have off balance sheet liquidity readily available to the Bank to meet the day-to-day liquidity requirements of the Bank and its customers. The Bank is a member of the FHLBank of Topeka and has the ability to borrow up to 40% of the assets of the Bank. At September 30, 2009, the Bank had unused borrowing capacity at FHLBank of approximately $221 million.  The Bank maintains a contingent liquidity facility with the Federal Reserve Bank, and at September 30, 2009, there was no amount outstanding and $23.6 million of unused borrowing capacity.

 At September 30, 2009, the Bank had outstanding letters of credit, loan origination commitments and unused commercial and retail lines of credit of approximately $125 million. Management anticipates that we will have sufficient funds available to meet current origination and other lending commitments.

Company Liquidity. Our main sources of liquidity at the Company level are cash, notes receivable, dividends and tax payments from our subsidiaries, as well as a revolving line of credit maintained with a large money center correspondent bank in the total amount of $30 million. As of September 30, 2009, we had $30 million drawn under this facility.  On October 1, 2009, the Company made a $5 million principal payment, which reduced the outstanding balance and the facility commitment to $25 million.  The facility is currently scheduled to mature on December 31, 2009 and requires an additional principal reduction of $5 million on November 29, 2009.  Management is currently pursuing several courses of action that may allow for the repayment of the facility on its maturity date; however, we may not be able to repay in full the amount then outstanding.

The Company relies on dividend and tax payments from its subsidiaries in order to fund operations, meet debt and tax obligations and grow new or developing lines of business. A long-term inability of a subsidiary to make dividend payments could significantly impact the Company’s liquidity. Historically, the Bank has made the majority of the dividend payments received by the Company. The Bank made dividend payments to the Company from the second half of 2006 through September 2009 which totaled $14.2 million. UW Trust made dividend payments to the Company of cash and other assets at September 2009 of $38.3 million. Prospectively, based on capital ratios and other factors, management expects the Bank will pay dividends at the rate of approximately 25% to 40% of the Bank’s net income. If dividends and tax payments from subsidiaries are not sufficient to fund the cash requirements of the Company, the Company will utilize excess cash resources of other non-core subsidiaries.

The Company commenced a quarterly cash dividend program in 2007 and paid quarterly cash dividends in the amount of $.06 per share since commencing such program.  Given current economic conditions, the Board elected to reduce the dividend.  On August 6, 2009, a cash dividend of $0.01 per common share was declared for shareholders of record on September 4, 2009, payable on September 15, 2009.  Given the current economic environment, capital requirements and prospects, as well as other factors, it is likely the Company will suspend the dividend. See further discussion of liquidity risk in Part II, “Other Information.”

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

At September 30, 2009, management believes the Company’s interest rate risk position is neutral with modest asset sensitivity. This means the results of the Company’s net interest income and net income would be expected to improve modestly if interest rates increased from current levels. Management also believes that continued interest rate declines from the Federal Open Market Committee would have a negative impact on the results of operations. The continued execution of our business plan is expected to mitigate the impact of the current interest rate environment if rates remain stable or decline further.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Act”)) was carried out as of September 30, 2009 under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer and several other members of our senior management. Our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer concluded that, as of September 30, 2009, the Company’s disclosure controls and procedures were effective in ensuring that the information we are required to disclose in the reports we file or submit under the Act is (i) accumulated and communicated to our management (including the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Controls

There were no changes in our internal controls over financial reporting for the quarter ended September 30, 2009, that have materially affected, or are reasonably likely to materially affect, such controls.

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

Part II - Other Information

Item 1. Legal Proceedings

Legal proceedings of the Company are more fully described in Note 16 to the audited financial statements in the Company’s Form 10-K for the year ended December 31, 2008. During the nine months ended September 30, 2009, there were no material changes to the information previously reported, except as disclosed in Note 17 Commitments and Contingencies – Contingencies – Legal to the consolidated financial statements included in Part I of this Form 10-Q and which are incorporated herein by reference.

Item 1A. Risk Factors

During the first nine months of 2009, we have amended our risk factors from the Risk Factors previously reported in the Annual Report contained in the Company’s Form 10-K/A for the year ended December 31, 2008 with the Risk Factors included in the Prospectus filed with the Commission pursuant to Rule 424(b)(4) on September 17, 2009.

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

UNITED WESTERN BANCORP, INC.

Dated:	November 4, 2009	/s/ Scot T. Wetzel
Scot T. Wetzel
President and
Chief Executive Officer
(Principal Executive Officer)

Dated:	November 4, 2009	/s/ William D. Snider
William D. Snider
Chief Financial Officer
(Principal Financial Officer)

Dated:	November 4, 2009	/s/ Benjamin C. Hirsh
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