Form 10-K
period 2009-12-31
UNITED WESTERN BANCORP INC
filed 2010-03-15
CIK 944725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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
Preferred Share Purchase Rights
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of common stock held by non-affiliates of the registrant, based on the closing sales price of such stock on the NASDAQ Stock Market on June 30, 2009, the close of the registrant’s most recently completed second quarter, was $69,380,000. For purposes of this computation, all executive officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such executive officers, directors and 10% beneficial owners are affiliates. As of March 11, 2010, 29,358,580 shares of the registrant’s common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the Company’s definitive proxy statement for the Annual Meeting of Shareholders to be held May 13, 2010 are incorporated by reference into Part III of this Form 10-K.

PART I

Item 1.	Business
The disclosures set forth in this item are qualified by Item 1A. “Risk Factors” and Item 7. “Management’s Discussion and Analysis — Forward Looking Statements” and other cautionary statements set forth elsewhere in this report.
United Western Bancorp, Inc.
General. United Western Bancorp, Inc., headquartered in Denver, Colorado, is a unitary thrift holding company. The words “United Western Bancorp,” “us,” “we,” or the “Company” refer to United Western Bancorp, Inc. and its wholly owned subsidiaries, unless we indicate otherwise. Through our principal subsidiary, United Western Bank®, (“United Western Bank” or the “Bank”) we are focused on expanding our community-based banking network across Colorado’s Front Range market and selected mountain communities by strategically positioning banking offices in those locations. The Colorado Front Range area spans the eastern slope of Colorado’s Rocky Mountains, from Pueblo to Fort Collins, and includes the metropolitan Denver marketplace, as well as certain mountain communities. As of December 31, 2009, we had eight full service banking locations in the Colorado Front Range marketplace (downtown Denver, Cherry Creek, Hampden, Centennial, Boulder, Loveland, Fort Collins and Longmont), and a loan production office servicing the Aspen and Roaring Fork Valley market areas. We plan to continue to grow the United Western Bank network in a more cost effective manner, including potentially through branch acquisitions. In addition to the community-based banking operations of United Western Bank, we also offer cost effective deposits and deposit services on a national basis to a variety of customers, including those involved in the processing services industries (e.g., securities settlement, mortgage banking, custodial), as well as escrow and paying agent and trust account management services through our wholly owned subsidiary, UW Trust Company.
United Western Bancorp, Inc. was incorporated in Colorado in June 1993. Until September 9, 2006, we were known as “Matrix Bancorp, Inc.” The trading symbol for our common stock on the NASDAQ Global Market is “UWBK.”
Community Bank Business Strategy
We have completed the fourth year of our community bank business strategy. This strategy has included the development of a branch network within the Colorado Front Range and selected mountain community markets and building a balance sheet that includes community bank loan and deposit products. We are developing a service-focused business that serves the community in which our management team and employees work and live. As we view the landscape of today’s deposit marketplace we believe the competition for community banking deposits, both retail and business, will be substantial and will continue to increase as the dominant national banks increase their branch presence further, and as retail and business customers migrate away from bank branches to other platforms. In this regard, we have continued to capitalize on our longstanding core deposit base through the development of processing and trust deposit relationships (which includes securities clearing and settlement, custodial, trust and escrow) that provide a stable, long-lived and inexpensive alternative to the traditional branch banking concept. We anticipate that our management will evaluate various additional sources to this deposit gathering strategy, and in the future, we may consider acquiring deposits from processing businesses that have significant deposit generating capacity that is incidental to their primary purpose.
In addition, we believe that opportunities in the community bank sector for increased growth of quality assets may become more restricted due to the protracted nature of the current United States economic downturn. As a consequence, we are considering additional growth in our Small Business Administration (“SBA”) Division loan origination business. The SBA Division is a participant in the national preferred lenders program (“PLP”) of the United States Small Business Administration. With national PLP status, the Bank is able to participate in the PLP nationwide, which encompasses 68 districts spanning all 50 states. We anticipate targeted growth of quality commercial and industrial loans given our outlook for the state economy and our current market share. Additionally, we may consider adding to our origination, holding and servicing of single family residential loans.
Our objective is to increase franchise value by: (i) expanding our community banking and lending activities through the recruitment of experienced community bankers who are knowledgeable about and well-known in the Colorado Front Range and mountain community markets; (ii) developing a branch network within such markets; (iii) building a balance sheet consisting of originated loan products; (iv) leveraging our management experience in developing and managing processing businesses’ deposits and (v) maintaining a strong credit oversight with respect to our lending products.

We believe the banking industry will significantly consolidate in the United States and in Colorado in the future. While we have capitalized on an organic growth plan to date since starting our community banking business plan, we may consider the strategic acquisition of like-minded banking organizations, or acquisitions of community bank deposits, in our targeted markets as part of our business plan going forward.
Regulatory Issues
Effective December 10, 2009, the Company and the Bank, each entered into separate informal Memorandums of Understanding (“Informal Agreements”) with the Office of Thrift Supervision (the “OTS”). The Informal Agreement between the Bank and the OTS provides, among other things, that the Bank’s Board of Directors will (i) adopt a written Capital Plan for the Bank for the OTS Regional Director’s review and comment, and such plan shall address how the Bank will achieve and maintain by June 30, 2010 a Tier 1 core capital ratio of 8% and a total risk-based capital ratio of 12% (as of December 31, 2009, the Bank’s Tier 1 core capital and total risk-based capital ratios were 7.7% and 10.1%, respectively); and; (ii) approve a written Liquidity Contingency Plan to ensure the Bank maintains adequate short-term and long-term liquidity, with such plan to specifically address deposit concentrations and plans to reduce or manage such concentrations. The Informal Agreement also requires the Bank to reduce certain concentrations in construction and land lending and non-agency mortgage backed securities. In addition, the Informal Agreement places restrictions on the level of brokered deposits maintained by the Bank including deposits obtained by our regional banking teams from our community banking customer base offered through the Promontory Interfinancial Network, LLC, known as Certificate of Deposit Account Registry Service® (“CDARS”). See additional discussion at Item 1. “Business — Regulation and Supervision — Regulatory Informal Agreement — Memorandum of Understanding.”
The OTS and the FDIC conducted a joint field visit at the Company and the Bank, which commenced January 10, 2010. Subsequently, the OTS has provided additional supervisory limitations on the Bank. These limitations include: (i) the Bank may not increase its total assets during any quarter in excess of an amount equal to net interest credited on deposit liabilities without prior written notice of non-objection from the OTS; and (ii) the OTS has directed the Bank not to rollover or renew exiting brokered deposits, or accept new brokered deposits without the prior written non-objection from the OTS.
As a result of the Informal Agreements and the additional supervisory limitations, the Company is looking to further increase its capital position by focusing on expense reductions, optimizing the balance sheet for both loans and deposits and risk weighting of assts, as well as evaluating opportunities for margin improvement and improving the overall earnings power of the Company. This may not be sufficient to meet the requirements of the Informal Agreements, so the Company is also looking at various strategic alternatives for the Company to accelerate its compliance with terms of the Informal Agreement.
While management believes that they are instituting the appropriate plans to meet the requirements of the Informal Agreements, as well as the additional supervisory limitations, there is no certainty that the Company can successfully execute on all of the above and meet the capital requirements of the OTS by June 30, 2010. If the Company is unable to comply with the Informal Agreements or additional supervisory limitations the OTS could take additional actions, including issuing an enforcement action.
As we move forward, we may augment our community banking business plan strategy with various alternatives designed to enhance our overall liquidity position and to achieve profitability. These plans may include, but are not limited to, the acquisition or development of processing and other businesses that provide direct or indirect access to consumer and business deposits. We believe this strategy will compliment our deposit growth strategy inherent in our branch network. We are also evaluating alternatives related to single family mortgage loan origination that may assist the Bank in maintaining its asset levels under the qualified thrift lender test (See Item 1. “Business — Regulation and Supervision” as well as provide additional community banking opportunities for the Company. We expect to continue to explore these and other alternatives on a regular basis, although there is no certainty that any proposed business augmentation will be executed and we cannot determine with any degree of certainty if and when we might engage in any acquisition or development of any processing or other business or expanded asset class. Given the current conditions surrounding our informal agreement with the OTS, we expect that any and all such plans and initiatives will require the non-objection or concurrence of the OTS and, perhaps, the FDIC, which has retained regulatory powers over our Bank.

The Subsidiaries
Our core business operations are conducted through operating subsidiaries as described below.
United Western Bank®. United Western Bank, wholly-owned by the Company, is a federal savings bank that originates commercial real estate, multifamily, single tenant, commercial and industrial, residential and commercial construction and development, and consumer loans. Within certain of these loan types, the Bank also originates Small Business Administration loans under section 7(a) of the Small Business Act (“7(a) loans”) and section 504 of the Small Business Investment Act (“504 loans”) and loans through the utilization of New Markets Tax Credits. United Western Bank also offers personal and business depository banking, as well as treasury services.
At December 31, 2009, the Bank had total assets of $2.5 billion, deposits including custodial escrow balances of $2.0 billion, loans of $1.4 billion, and capital of $188.4 million. The Bank’s deposit base includes $464.9 million of community bank deposits. Additionally, the Bank’s deposit base includes interest-bearing negotiable order of Withdrawal (“NOW”) and money market accounts administered by UW Trust Company, the deposits resulting from transactions in which the Bank acts as the clearing bank for clients of a former joint venture partner, Matrix Financial Solutions, Inc., and noninterest-bearing custodial escrow deposits related to the residential mortgage loan portfolio serviced by Matrix Financial Services Corporation. These additional deposits, as well as other processing and trust deposits, comprise $1.3 billion of the total deposits at the Bank. We anticipate our mix of deposits will change over the course of 2010 as we comply with regulatory requirements. See additional discussion at Item 1. “Business — Regulation and Supervision — Regulatory Informal Agreement — Memorandum of Understanding” and Item 1A. “Risk Factors — Regulatory Risk.”
UW Trust Company and Discontinued Operations. UW Trust Company (“UW Trust”), formerly known as Sterling Trust Company, wholly-owned by the Company and headquartered in Waco, Texas, is a Texas non-bank trust company. On June 27, 2009, UW Trust consummated the sale of certain of its assets. These assets were associated with UW Trust’s self-directed individual retirement account and qualified employee benefit plan administration business. In addition to the assumption of certain UW Trust liabilities, the purchase price for these assets was $61.4 million, of which UW Trust received approximately $15.3 million in cash from the buyers at the closing of the transaction. The remaining portion of the purchase price was financed pursuant to a loan agreement. In connection with the sale, we recorded a pretax gain on the sale of $56.0 million, or approximately $36.1 million net of tax. The operating results of UW Trust Company, which are included in the Company’s custodial and advisory services segment, and which was attributed to the custodial IRA and qualified employee benefit plan businesses sold by UW Trust are presented as discontinued operations. UW Trust has retained and will continue to operate its custodial escrow, paying agent and trust administration lines of business, which management deems a core operation, and thus, UW Trust will continue to be included in segment reporting.
Matrix Financial Services Corporation. Since 2004, Matrix Financial Services Corporation (“Matrix Financial Services”), a wholly-owned subsidiary of the Bank, services, through a third party subservicer, acquired mortgage servicing rights on a nationwide basis through purchases in the secondary market and retention of originated mortgage servicing rights. As of December 31, 2009, Matrix Financial Services was responsible for servicing approximately 13,000 borrower accounts representing $766 million in principal balances. As a servicer of mortgage loans, Matrix Financial Services generally is required to establish custodial escrow accounts for the deposit of borrowers’ payments. These custodial accounts are maintained at the Bank. At December 31, 2009, the custodial escrow account balances related to our servicing portfolio maintained at the Bank were $11.8 million.
UW Investment Services, Inc. UW Investment Services, Inc. (“UWIS”), formerly known as First Matrix Services Corp., a wholly-owned subsidiary of the Company, is registered with the Financial Industry Regulatory Authority (“FINRA”) as a fully disclosed broker-dealer, with its headquarters in Denver, Colorado. Previously, UWIS brokered the sale of fixed income securities to processing and trust clients and focused on the acquisition, brokering, securitization and sale of SBA loans and loan pools and interest only strips associated with the SBA loans and loan pools. SBA loans were acquired by United Western Bank through the brokerage activities of UWIS. UWIS exited the business of brokering fixed income securities after its entire Memphis, Tennessee staff was hired by another firm entering the SBA pooling and securitization business in 2006. In the future, UWIS will provide services that complement our overall community banking business plan, which services may include securities brokerage services, retirement account management and other services.
Other Subsidiaries. The Company has formed certain single purpose subsidiaries that have issued trust preferred securities, which are discussed in Note 11 to the consolidated financial statements. The Company also has subsidiaries that are involved in the New Markets Tax Credits program as discussed below in “Community Bank Lending - New Markets Tax Credits Lending.” The Company also has various other subsidiaries that are not significant to the consolidated entity at this time.

Please see Note 21 to the consolidated financial statements for further financial information about our operating segments.
Lending Activities
General. United Western Bank’s lending activities are principally comprised of originated community bank loans in the Rocky Mountain region, national lending in conjunction with our Preferred Lender Program (“PLP”) status with the SBA and the administration of previously purchased loans. Community bank loans principally consist of commercial real estate, residential and commercial construction and development (“C&D”), commercial and industrial (“C&I”) and consumer loans. Commercial real estate loans are also originated by the Bank’s SBA division, which originates conventional 504 loans and 7(a) loans. In addition, the Bank has three operating subsidiaries, Community Development Funding I, LLC (“CDF I”), Charter Facilities Funding IV, LLC, (“CFF IV”) and Charter Facilities Funding 5, LLC (“CFF 5”). CDF I and CFF IV have originated loans under the New Markets Tax Credits program discussed below in “Community Bank Lending — New Markets Tax Credits Lending.” We intend to originate additional loans in 2010 within CFF 5 under the New Markets Tax Credits program. Purchased loans consist primarily of single-family residential loans, which the Company has not purchased since September 2005, and purchased guaranteed portions of SBA 7(a) loans, which it has not purchased since March 2006.
The majority of the loans and loan balances the Bank originates are variable rate and generally fluctuate with the prime rate as published in the Wall Street Journal or with LIBOR. In the current declining interest rate environment, the Bank also endeavors to price loans with a floor rate with the objective of enhancing our net interest income and margin. The Bank does make some fixed rate loans, on a selective basis, but also endeavors to structure the fixed pricing on these facilities not to exceed five to seven years. Variations from this fixed price alternative usually are related to the government guaranteed SBA loan products and New Markets Tax Credits lending. The pricing of the Bank’s loan products is impacted by the competitive environment in which the Bank operates and as such it is the objective of United Western Bank to price all loan obligations in conjunction with cross selling opportunities and relationship deposits.
The Bank manages the risks of its community bank lending in a number of ways. First, loan approvals are subject to approval guidelines and the dollar amount is stepped by size to Executive and Director Loan Committees and ultimately to the full board of directors of the Bank. Business development and underwriting are separate business functions and loan policies set exposure and concentration limits by borrower, loan and product type, in addition to geographic location of aggregate collateral and portfolio concentrations. The Bank’s loan policies and portfolio monitoring guidelines give specific direction on the underwriting of all loan types, portfolio concentrations and regulatory requirements. See additional discussion of risk management related to lending activities at Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Loan Portfolio,” “Asset Quality” and “Allowance for Credit Losses” in this report.
Community Bank Lending
Commercial Real Estate Lending. United Western Bank originates commercial real estate loans (“CRE”) that are generally secured by one or more of the following kinds of properties: multifamily residential property, owner and non-owner occupied commercial, retail and industrial income property, and single tenant property. The owner occupied component of these loans also includes SBA 504 loans and 7(a) loans. The Bank’s CRE loans are generally made at variable rates that change daily or quarterly based on changes in the prime rate or LIBOR, although some are made at fixed rates. Terms of up to 25 years are offered primarily on SBA loans, but most loans are structured with a balloon payment at the end of approximately five years or amortized over a period of up to ten years. In deciding whether to make a commercial real estate loan, the Bank considers, among other things, the experience and qualifications of the borrower as well as the value and anticipated cash flow of the underlying property due from its tenant mix. Among the additional underwriting factors considered are net operating income of the property before debt service and depreciation, the debt service coverage ratio (the ratio of the property’s free cash flow to debt service requirements), the ratio of the loan amount to the appraised value and cost, and the recourse to the overall creditworthiness of the prospective borrower and guarantor. The Bank’s commercial real estate loans typically range in size from $100,000 to $15 million, with an average balance of $919,000. The Bank’s legal lending limit is approximately $28 million. Loans greater than $15 million, are not often granted and require full Bank board of director approval. See additional discussion at Item 1. “Business — Regulation and Supervision — Regulatory Informal Agreement — Memorandum of Understanding.”

Commercial real estate lending typically involves higher principal amounts than the other types of loans we make. Moreover, the repayment of the loans generally is dependent, in large part, from the cash flow generated from the successful operations of the property collateralizing the loan or the business conducted on the owner occupied property collateralizing the obligation. Secondary sources of repayment are usually the sale or refinance of the subject property with credit enhancement also required in the form of personal guarantees from the majority owners of the subject collateral. As a result, these loans may be more susceptible and adversely affected by conditions in the real estate markets or in the economy in general. For example, if the cash flow from a borrower’s project is reduced due to leases not being obtained or renewed, the borrower’s ability to repay the loan may be impaired. In addition, because many commercial real estate loans have balloon payments due at maturity instead of being fully amortized over the term of a loan, a borrower’s ability to repay may depend on being able either to refinance the loan or sell the underlying property. We monitor the level of commercial real estate loans in the Bank’s loan portfolio individually and in the aggregate. Our internal guideline is to maintain CRE loans at 250% or less of the Bank’s Tier 1 capital plus the allowance for credit losses. At December 31, 2009, CRE loans represented 224% of the Bank’s Tier 1 capital plus the allowance for credit losses.
Residential and Commercial Construction and Development Lending. United Western Bank provides construction and development loans (“C&D”) for the development of land and vertical construction of one-to-four family, multifamily and condominium residences. Loans are also provided for the development of land and vertical construction for retail, office, and other commercial purposes. Underwriting guidelines for C&D facilities generally require presale or preleasing requirements in addition to personal guarantees of the project’s owners or development partners. Land development and construction loans share many of the same risks as discussed above with commercial real estate loans with respect to sale or refinance repayment alternatives. In addition, C&D lending also involves construction related risks because funds are advanced incrementally based on a preapproved construction budget or a percent complete calculation. The loan is secured by the “to be completed” project, which is of uncertain value prior to its completion. Because of the uncertainties inherent in estimating construction costs, the market value of the completed project and the effects of governmental regulation of real property, it can be difficult to evaluate accurately the total funds required to complete a project and the related loan-to-value and loan-to-cost ratios. If the appraisal of the value of the completed project proves to be overstated, the Bank may have inadequate security for the repayment of the loan upon completion of construction of the project and may require collateral re-margin requirement to protect against a potential loss. Accordingly, the Bank generally requires a personal guaranty on all residential and commercial construction and development lending. We monitor the level of C&D loans in the portfolio individually and in the aggregate. Our internal guideline is to maintain C&D loans at 150% or less of the Bank’s Tier 1 capital plus the allowance for credit losses. At December 31, 2009, C&D loans represented 102% of the Bank’s Tier 1 capital plus the allowance for credit losses. See additional discussion at Item 1. “Business — Regulation and Supervision — Regulatory Informal Agreement — Memorandum of Understanding.”
Commercial and Industrial Lending. United Western Bank makes commercial and industrial loans (“C&I”) to small and middle market businesses. C&I borrowers tend to be privately owned operating companies and are generally service providers, distributors, and manufacturers. The loan products offered are primarily working capital and term loans (secured with real estate facilities and equipment) and lines of credit that help customers finance trading assets including accounts receivable and inventory. These loans are typically guaranteed by the owners of the business and subject to underwriting guidelines that include borrowing base parameters and compliance with financial covenants. The collateral securing C&I loans may depreciate over time, may be difficult to appraise, and may fluctuate in value based on the success of the business and the volatility of the underlying cash flow. In addition, in the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent upon the ability of the borrower to collect the amounts due from its customers. Accordingly, the Bank makes commercial loans primarily based on the identified cash flow and capital adequacy of the borrower and secondarily on the underlying collateral provided by the borrower. Commercial loans are made at variable rates that fluctuate with the prime rate. In the future, the Bank anticipates making C&I loans to small to mid sized energy companies, including coal, oil, gas, and “green” oriented businesses like solar and wind power.

Small Business Administration Lending. The Bank’s SBA division is a participant in the national preferred lenders program (“PLP”) of the United States Small Business Administration. With national PLP status, the Bank is able to participate in the PLP nation wide, which encompasses 68 districts spanning all 50 states. The Bank originates SBA 504 loans and 7(a) loans. Under the SBA 504 program, the Bank provides, in conjunction with a Certified Development Company (“CDC”), a conventional loan collateralized by a first lien on commercial real estate or equipment. The SBA 504 program provides for an SBA guarantee of debentures issued for up to a maximum of 40% of the eligible project costs and is subordinated to the primary mortgage originated by the Bank. Pursuant to the American Recovery and Reinvestment Act of 2009 (“ARRA”), which became effective February 17, 2009, additional funding of $730 million, was provided for SBA-backed loans. Of this additional funding, $375 million was directed to temporarily eliminating fees on SBA-backed loans and raising SBA’s guarantee percentage on SBA’s 7(a) Program loans originated after the effective date to 90% with a maximum guarantee of $1.5 million. This funding was exhausted on February 19, 2010, and thus the SBA guarantee on loans approved after February 19, 2010, under the 7(a) Program for loans of this size reverts to 75%. Management believes that additional funding is likely and that the program will be extended through the end of the government’s fiscal year ending in 2010; however, this is subject to approvals by Congress and the President. Generally, this guarantee may become invalid only if the loan does not meet the SBA underwriting, documentation, and servicing guidelines. SBA 7(a) loans, collateralized by real estate, have terms of up to 25 years, while loans collateralized by equipment and working capital have terms of up to ten years and seven years, respectively. A minimum down payment of 10% is required on most 504 loans, but a larger down payment may be required when financing a start up business and the real estate collateral consists of a special purpose or single use property, such as a motel or service station.
New Markets Tax Credits Lending. New Markets Tax Credits (“NMTC”) are awarded under a program administered by the Community Development Financial Institutions Fund, a division of the United States Department of Treasury. The NMTC program permits taxpayers/investors to claim a credit against federal income taxes for each qualified equity investment (“QEI”) made to a designated community development entity. The investor receives a 39% tax credit over a seven year period, in the amount of 5% in years one through three, and 6% in years four through seven. In 2004, the Bank acquired $4.9 million tax credits through a $12.6 million qualifying equity investment it made to its 99.99% owned subsidiary, Community Development Funding I, LLC (“CDF I”). CDF I used the investment proceeds to originate loans eligible under the NMTC program through the Bank. In 2005, the Bank invested $11.0 million in Charter Facilities Funding IV, LLC, another 99.99% owned subsidiary of the Bank (“CFF IV”) and received tax credits of $4.3 million. CFF IV used the investment proceeds to originate loans eligible under the NMTC program through the Bank. In 2006, the Bank made an additional investment of $10 million to CFF IV, making the Bank eligible for an additional $3.9 million of tax credits. The additional investment proceeds are being used by CFF IV to make eligible NMTC loans through the Bank. In May 2009, a wholly owned subsidiary of the Company was awarded an allocation of $20 million of New Markets Tax Credits authorized by the U.S. Treasury through its Community Development Financial Institutions Fund. These tax credits were acquired by the Bank, and the Bank invested $20 million in its newly created 99.99% owned subsidiary, Charter Facilities Funding 5, LLC, (“CFF 5.”) Tax credits of $7.8 million are expected to be realized over the seven year period ending in 2015.
At December 31, 2009, the Bank has $30.6 million of NMTC loans outstanding. NMTC loans are generally commercial real estate loans in designated community development areas (low-income areas or economic enterprise zones) made in accordance with the Bank’s and community development entities’ lending policies and in accordance with the rules of the NMTC program. Generally these loans are fixed rate and there is a concession in the rate as compared to the remainder of the Bank’s community bank loan portfolio. The loans also have longer terms, often 25 to 27 years, with an initial seven years of interest only payments followed by amortization to maturity. These loans are included with commercial real estate loans in our tables and financial statements and the underlying collateral is commercial property.
Consumer Lending. The Bank’s consumer lending portfolio is primarily focused on individual wealth management and private bank investment and lending products as opposed to blanket underwriting and funding objectives to compete with the mass retail marketplace. The Bank offers home equity lines of credit and to a limited extent, home equity term loans, auto, and unsecured consumer loans. Home equity lines of credit may be extended up to 90% of the appraised value of the property, less existing liens, generally at variable interest rates based on prime, the Federal Reserve Board Target Rate for overnight borrowings, or LIBOR. In addition, most consumer loans are structured with floor pricing and incorporate underwriting guidelines that include minimum credit score requirements and aggregate liquidity and debt service guidelines. The Bank uses the same underwriting standards for home equity lines of credit as it uses for residential real estate loans. Consumer loans typically have shorter terms and lower balances with higher yields as compared to residential real estate loans, but generally carry higher risks of default. Consumer loan collections are dependent on the borrower’s continuing financial stability, and thus, are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount that can be recovered on these loans.
Other Lending
Single-family Residence Lending. At December 31, 2009, United Western Bank owns approximately $278.6 million of single-family residential whole loans. While the overwhelming majority of these loans were purchased by the Bank in the secondary market, a portion were originated by Matrix Financial Services prior to February 2003, and approximately five percent of these loans represent loans purchased from Matrix Financial Services’ servicing portfolio.

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
The Bank performed due diligence on each residential loan portfolio that it desired to purchase. These underwriting procedures consisted of analyzing all or, in some instances, a representative sample of the loans in the portfolio and were typically performed by Bank employees, but occasionally were outsourced to third party contractors. The underwriter took into account many factors and statistics in analyzing the loans in the subject portfolio, including: the general economic conditions in the geographic area or areas in which the underlying residential properties were located; the credit score of the borrower; the loan-to-value ratios and quality of the valuations on the underlying loan collateral; and the payment histories of the borrowers, as well as their income and debt to income levels. In addition, the underwriter attempted to verify that each sample loan conformed to the standards for loan documentation set by the secondary market for investment grade mortgages. In cases where a significant portion of the sample loans contained nonconforming documentation, the Bank assessed the additional risk involved in purchasing those loans. This process helped the Bank determine whether the mortgage loan portfolio met its investment criteria and, if it did, the range of pricing that was appropriate.
Purchased SBA Guaranteed Loans. At December 31, 2009, United Western Bank owns approximately $71 million of guaranteed portions of SBA 7(a) loans that it acquired in the secondary market. These loans are adjustable rate and generally reset quarterly with changes in the prime rate. The Bank purchased these guaranteed portions of SBA loans from various sellers, typically the originator of the loan who retained the unguaranteed portion and continues to service the loan.
Other Activities Related to Lending
Sales of Loans. In the normal course of business, the Bank sells certain of the SBA loans it originates in the secondary market. The Bank has sold residential loans outright and has sold securities backed by residential loans after securitization with a governmental sponsored agency. During 2009, the Bank sold approximately $33.0 million of originated SBA loans. The Bank may sell SBA loans from time to time to manage industry exposures, interest rate risk and for current income. The sale of loans may generate a gain or loss for the Bank. Gains or losses result primarily from two factors. First, the Bank may make a loan to a borrower at an interest rate that is higher or lower than the prevailing or the expected rate in the market resulting in a price difference when the loan is sold in the secondary market. These price differences occur primarily as a result of competitive pricing conditions in the market place. Second, gains or losses may result from changes in interest rates that consequently change the market value of loans originated for sale.
Deposits
Deposits. The Bank offers a variety of deposit accounts with a range of interest rates and terms. The Bank’s core deposits consist of retail, business, processing and trust checking accounts, NOW accounts, money market accounts, savings accounts and certificates of deposit. These deposits, along with short-term and long-term borrowings, and to a lesser extent brokered deposits, are used to support our asset base. Community bank deposits are obtained predominantly from the geographic trade areas surrounding our community banking office locations. Processing and trust deposits are obtained nationally. Processing and trust deposits comprise approximately 77% and 89% of total deposits at December 31, 2009 and 2008, respectively. Given the fact that, historically, the Bank’s processing and trust deposit base has been less expensive than community bank deposits, the Bank will continue to utilize its expertise to expand upon and to continue to diversify our processing and trust deposit base, while also increasing its traditional community bank deposit base over time, With the maturation of the Bank’s branch distribution system and operations now being conducted out of eight open locations, the Bank will continue to use its critical mass and growing reputation as a Colorado banking leader to launch future deposit campaigns. See additional discussion in Note 8 of the financial statements included in this report, Item 1A. “Risk Factors,” and Item 7. “Management’s Discussion and Analysis — Liquidity — Bank Liquidity” and Item 7. “Management’s Discussion and Analysis of Financial Condition — Deposits” for further discussion.

Total deposits, including custodial escrow balances, increased $271.0 million between December 31, 2009 and December 31, 2008. This increase was caused by growth of $272.9 million of community bank deposits from our eight open banking offices. This growth includes $214.9 million obtained through the certificate accounts offered through the CDARS program. The CDARS program provides full Federal Deposit Insurance Corporation (“FDIC”) coverage on deposit balances greater than posted FDIC limits by exchanging larger depository relationships with other CDARS members. Depositors’ funds are broken into amounts below FDIC insurance limits and placed with other banks that are members of the CDARS network. Each member bank issues certificate accounts in denominations below the FDIC insured limit, resulting in full FDIC insurance for the entire deposit. CDARS accounts are considered by regulation to be brokered deposits. The OTS has directed the Bank not to rollover or renew existing brokered deposits, or accept new brokered deposits without prior written non-objection of the OTS. Accordingly, prospectively the existing CDARS deposits, which totaled $246.5 million at December 31, 2009, will at maturity be transferred to other accounts at the Bank or withdrawn. CDARS deposits mature through December 22, 2011. See additional discussion at Item 1. “Business — Regulation and Supervision — Regulatory Informal Agreement — Memorandum of Understanding.”
Community bank deposits represent deposits attracted by our regional banking teams. In addition to the methods described above, the Bank has a wide variety of deposit products designed to attract business clients. Our Treasury Advisory Services team offers business clients remote deposit capture, lockbox, sweep products, and ACH and wire services. The Bank is also participating in the FDIC’s Temporary Liquidity Guarantee Program (“TLGP”). The FDIC has created TLGP to strengthen confidence and encourage liquidity in the banking system by guaranteeing newly issued senior unsecured debt of banks, thrifts, and certain holding companies, and by providing full coverage of non-interest bearing deposit transaction accounts, regardless of dollar amount through June 30, 2010.
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
Brokerage Services
UW Investment Services, Inc. UWIS is registered with FINRA as a fully disclosed broker-dealer, headquartered in Denver, Colorado. UWIS previously provided brokerage services through SBA pooling and structured finance transactions. UWIS, as agent for United Western Bank, purchased the guaranteed portion of SBA 7(a) loans from bank and non-bank lenders around the country. These loans were assembled and later pooled into SBA securities that were sold into the secondary market to processing and trust companies and sophisticated investors. In addition, UWIS brokered the sale of fixed income securities to processing and trust clients. Prospectively, UWIS will provide services that complement our overall community banking business plan, which services may include securities brokerage services and retirement account management and other services. At this time, UWIS is not active in providing any services to any third party clients.
Mortgage Servicing Activities
Residential Mortgage Loan Servicing. Historically, we conducted our residential mortgage loan servicing activities through Matrix Financial Services, including the residential mortgage loan servicing that Matrix Financial Services provided as subservicer for United Western Bank’s servicing portfolio. In 2004, Matrix Financial Services transferred all of its servicing functions to a third party subservicer. The servicing transfer was done in an effort to lower the overall cost of servicing by eliminating many of the fixed costs of servicing the loans in-house. Matrix Financial Services now pays the subservicer a fixed fee per loan that varies based on whether the loan is a fixed rate or adjustable rate, or if the loan is delinquent. As part of the agreement, the custodial deposits are maintained at United Western Bank. We have retained a small staff of six people at Matrix Financial Services primarily to monitor the servicing activities of the subservicer. At December 31, 2009, including loans owned by Matrix Financial Services and United Western Bank, Matrix Financial Services serviced approximately $766 million of mortgage loans through the subservicer.

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
As compensation for its mortgage servicing activities, Matrix Financial Services receives servicing fees, plus any late charges collected from delinquent borrowers and other fees incidental to the services provided. In the event of default by the borrower, Matrix Financial Services receives no servicing fees until the default is cured. At December 31, 2009, Matrix Financial Services annual weighted-average servicing fee was 0.413% of the unpaid principal balance outstanding on each mortgage.
Servicing is provided on mortgage loans on a recourse or nonrecourse basis. Matrix Financial Services’ policy was to accept only a limited number of servicing assets on a recourse basis. As of December 31, 2009, on the basis of outstanding principal balances, approximately 0.69% of its owned mortgage servicing contracts involved recourse servicing with credit risk exposure in the event of underlying mortgagor default to Matrix Financial Services. Additionally, many of its nonrecourse mortgage servicing contracts require Matrix Financial Services to advance all or part of the scheduled payments to the owner of the mortgage loan in the event of a default by the borrower. Many owners of mortgage loans also require the servicer to advance insurance premiums and tax payments on schedule even though sufficient escrow funds may not be available. Therefore, Matrix Financial Services must bear the funding costs associated with making such advances. If the delinquent loan does not become current, these advances are typically recovered at the time of the foreclosure sale. Foreclosure expenses, which may include legal fees or property maintenance expenses, are generally not fully reimbursable by Fannie Mae, Freddie Mac or Ginnie Mae, for which agencies Matrix Financial Services provides significant amounts of mortgage loan servicing. As of December 31, 2009, Matrix Financial Services had advanced approximately $5.6 million in funds on behalf of third party investors. Matrix Financial Services may incur normal curtailments of certain advances on loans serviced for Ginnie Mae and Fannie Mae. Generally advances on behalf of private investors are fully collectible. For the Veteran Affairs (“VA”) loans sold and serviced for Ginnie Mae, which are sold on a nonrecourse basis, the VA loan guarantees may not cover the entire principal balance and, in that case, Matrix Financial Services is responsible for the losses that exceed the VA’s guarantee. Estimated losses related to foreclosure and other servicer advances are estimated and reserved for, and are included in the consolidated financial statements as a reduction of the amount of other receivables.
Competition
United Western Bank faces substantial competition from a variety of competitors in all phases of its operations, including loan and deposit account originations. There is significant competition among commercial banks in the Bank’s market area. As a result of the deregulation of the financial services industry (see “Regulation and Supervision — Gramm-Leach-Bliley” below), the Bank also competes with other providers of financial services, such as credit unions, consumer finance companies, securities firms, insurance companies, insurance agencies, commercial finance and leasing companies, full service brokerage firms and discount brokerage firms. Some of the Bank’s competitors have greater resources and, as such, may have higher lending limits and may offer other services that are not provided by the Bank. The Bank generally competes on the basis of customer service and responsiveness to customer needs, available loan and deposit products, the rates of interest charged on loans, and the rates of interest paid for deposits and other funds. The Bank does not compete by lessening its credit quality standards.
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
To the extent that UWIS re-enters the brokerage services and other business lines normally associated with securities brokerage (e.g., retirement account management, wealth management, and other services), it will face substantial competition from larger and better capitalized market participants. The Company believes that UWIS will be able to compete effectively because of the trusted relationships developed with clients of UW Trust and United Western Bank, but there can be no assurance that UWIS will be able to effectively compete in the provision of traditional brokerage services.

Employees
At December 31, 2009, the Company had 224 employees. We believe that relations with our employees are good. The Company is not party to any collective bargaining agreement. The number of employees will vary as the Company continues to implement its community banking strategy but also as the company looks for additional operating efficiencies.
Regulation and Supervision
Set forth below is a brief description of various laws, regulatory authorities and associated regulations affecting our operations. The description of laws and regulations contained in this document does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations. Also, such statutes, regulations and policies are continually under review by Congress and state legislatures and federal and state regulatory agencies. A change in statutes, regulations or regulatory policies applicable to United Western Bancorp and its subsidiaries could have a material effect on the business of the Company.
Emergency Economic Stabilization Act of 2008. The Emergency Economic Stabilization Act of 2008 (the “EESA”) was enacted on October 3, 2008. The EESA provided the United States Department of the Treasury (“Treasury”) authority to take certain actions to restore liquidity and stability to the U.S. banking markets. Based upon its authority in the EESA, a number of programs to implement EESA have been announced by the Treasury. Those programs include the following:
•
Capital Purchase Program (“CPP”). Pursuant to this program, Treasury on behalf of the US Government, purchased preferred stock along with warrants to purchase common stock, from certain financial institutions, including bank holding companies, savings and loan holding companies and banks or savings associations not controlled by a holding company. The investment has a dividend rate of 5% per year, until the fifth anniversary of the Treasury’s investment and a dividend of 9% thereafter.

On November 7, 2008, the Company submitted an application to Treasury to participate in the Treasury’s CPP Program. During the fourth quarter of 2009, after reviewing the terms and conditions of the governing documents pertaining to the CPP and observing the manner in which the CPP is administered by the Treasury, the Company determined that it was in its best interests to withdraw its CPP application. On December 10, 2009, the Company requested to withdraw from consideration for participation in the CPP. This will provide the Company with the opportunity to participate in the extended tax-loss carry back provisions made available to corporations in 2009 under recent revisions to the Internal Revenue Code of 1986, as amended.

•
Temporary Liquidity Guarantee Program (“TLGP”). This program contained both (i) a debt guarantee component (“Debt Guarantee Program”), whereby the FDIC will guarantee until June 30, 2012, the senior unsecured debt issued by eligible financial institutions between October 14, 2008 and October 31, 2009; and (ii) a transaction account guarantee (“TAG”) component (“TAG Program”), whereby the FDIC will insure 100% of noninterest bearing deposit transaction accounts held at eligible financial institutions, such as payment processing accounts, payroll accounts and working capital accounts through December 31, 2009.

United Western Bank elected to participate in both parts of the TLGP. The FDIC will only guarantee a participant’s newly issued unsecured debt in a total amount not to exceed 125% of the par or face value of such participant’s senior unsecured debt outstanding as of September 30, 2008 and scheduled to mature on June 30, 2009. If there was no unsecured senior debt outstanding at September 30, 2008, the amount available under the program is limited to two percent of total liabilities as of September 30, 2008. As the Company did not have any unsecured senior debt outstanding as of September 30, 2008, the conclusion of the Debt Guarantee Program on October 31, 2009 had no impact on the Bank or Company.

On August 26, 2009, the FDIC approved the final rule extending the TAG Program for six months until June 30, 2010, and increased the applicable TAG assessment fees during that six month period. The Company did not opt out of the TAG program extension, which is expected to increase future FDIC insurance costs.

•
Temporary increase in deposit insurance coverage. Pursuant to the EESA, the FDIC temporarily increased the amount of deposit coverage for deposits at banks, thrifts and credit unions for deposits that are subject to deposit insurance provided by the FDIC from $100,000 to $250,000 per applicable depositor. The EESA provided that the basic deposit insurance limit will return to $100,000 after December 31, 2009. The temporary increase in the basic limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor has been extended through December 31, 2013, but is permanent for certain retirement accounts (including IRAs).

Federal Securities Laws. As a publicly held company, various aspects of our public disclosure, corporate governance principles and internal control environment are subject to the Securities Exchange Act of 1934, the Sarbanes- Oxley Act of 2002 and related regulations and rules of the SEC and the Nasdaq Stock Market. Any change in applicable laws, regulations or regulatory policies may have a material effect on our business, operations and prospects.
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
As a unitary savings and loan holding company that has been in existence prior to May 4, 1999, we generally are not restricted under existing laws as to the types of business activities in which we may engage, provided that the Bank continues to be a “qualified thrift lender” under the Home Owners’ Loan Act. To maintain its status as a qualified thrift lender, the Bank must maintain a minimum percentage of its assets in qualified thrift investments unless the OTS grants an exception to this requirement. In general, qualified thrift investments include certain types of residential mortgage loans, mortgage backed securities and certain loans to small businesses. If we acquire control of another savings association as a separate subsidiary, we would become a multiple, rather than a unitary, savings and loan holding company. Multiple savings and loan holding companies may only engage in those activities permissible for a financial holding company under the Bank Holding Company Act (“BHC Act”). Generally, financial holding companies may only engage in activities such as banking, insurance and securities activities, as well as merchant banking activities under certain circumstances. In addition, if the Bank fails to maintain its status as a qualified thrift lender, within one year of its failure, we would be required to convert the Bank to a commercial bank and to register as a bank holding company under the BHC Act, as amended.
Under certain circumstances, which include among other factors our current Informal Agreements, the FDIC may participate actively with the OTS in providing regulatory supervision of the Bank. This includes direct participation by the FDIC in on-site and off-site supervision, direct influence in various ratings and in the overall supervision of the Bank. See additional information in Item 1. “Business — Regulation and Supervision — Insurance of Accounts and Regulation by the Federal Deposit Insurance Corporation.”
See also our discussion below under Item 1. “Business — Regulation and Supervision — Regulatory Informal Agreement — Memorandum of Understanding.”
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

Gramm-Leach-Bliley prohibits unitary savings and loan holding companies formed after May 4, 1999 from engaging in non-financial activities. Since we are a grandfathered unitary savings and loan holding company, Gramm-Leach-Bliley has not had a material adverse effect on our operations. However, because banking law permits banks, securities firms and insurance companies to affiliate with one another there is a continuing trend in the financial services industry toward consolidation. As a result, Gramm-Leach-Bliley could lead to an increasing amount of competition from larger institutions and other types of companies offering financial products, many of which may have substantially more financial resources.
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
United Western Bank’s Capital Requirements. Federal law requires, among other things, that federal bank regulatory authorities take “prompt corrective action” with respect to savings institutions that do not meet minimum capital requirements. For these purposes, the law establishes five categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. The OTS has adopted regulations to implement the prompt corrective action legislation. An institution is deemed to be:
•	“well capitalized” if it has a total risk-based capital ratio of 10% or greater and a core capital ratio of 5% or greater;
•	“adequately capitalized” if it has a total risk-based capital ratio of 8% or greater, a Tier 1 risk-based capital ratio of 4% or greater and generally a core capital ratio of 4% or greater;
•	“undercapitalized” if it has a total risk-based capital ratio of less than 8%, a Tier 1 risk-based capital ratio of less than 4%, or generally a core capital ratio of less than 4%;
•	“significantly undercapitalized” if it has a total risk-based capital ratio of less than 6%, a Tier 1 risk-based capital ratio of less than 3%, or a core capital ratio of less than 3%; and
•	“critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2%.
As of December 31, 2009, United Western Bank was a “well capitalized” institution.

The following table indicates United Western Bank’s regulatory capital ratios:

	As of December 31, 2009
	Core	Risk-Based
	Capital	Capital
	(Dollars in thousands)
Shareholder’s equity/GAAP capital	$188,356	$188,356
Disallowed assets	(64)	(64)
Unrealized loss on available for sale securities	4,547	4,547
Additional capital items:
General valuation allowances	—	20,236
Low-level recourse and residual interests	—	(51,406)

Regulatory capital as reported to the OTS	192,839	161,669
Minimum capital requirement as reported to the OTS	100,400	128,382

Regulatory capital—excess	$92,439	$33,287

Capital ratios	7.68%	10.07%
Well capitalized requirement	5.00%	10.00%
Minimum capital requirements reported to the OTS	4.00%	8.00%
Regulatory Informal Agreement — Memorandum of Understanding. Effective as of December 10, 2009, the Company and the Bank, each entered into separate informal Memorandums of Understanding (“Informal Agreements”) with the Office of Thrift Supervision (the “OTS”). The Informal Agreements are not “written agreements” for purposes of Section 8 of the Federal Deposit Insurance Act, as amended.
The Informal Agreement between the Company and the OTS provides, among other things, that the Company, acting through its Board of Directors, will (i) support the Bank’s compliance with the Informal Agreement it entered into with the OTS; (ii) not declare or pay dividends or any other capital distribution or redeem any capital stock of the Company, or take dividends representing a reduction in the capital from the Bank, without the prior written non-objection of the Regional Director of the OTS; and (iii) not incur, issue, renew, repurchase, make payments on or rollover any debt, increase any current lines of credit, or guarantee the debt of any entity without receiving the prior written approval of the OTS Regional Director. Pursuant to the terms of the Company’s Credit Agreement with JPMorgan Chase Bank, N.A. (“JPMorgan”), entering into the Informal Agreements was considered an event of default; however, JPMorgan and the Company entered into an Amendment and Forbearance Agreement dated December 14, 2009 wherein JPMorgan agreed to forbear from declaring the amounts owing under the Credit Agreement immediately due and payable as a result of the Company and the Bank executing the Informal Agreements and any events of default resulting therefrom. Since the effective date of the Informal Agreements, the Company has requested and received the non-objection of the OTS to make certain payments due on its outstanding debt. We will be required to make additional requests for non-objection from the OTS with respect to future payments on our outstanding debt. However, the Company is continually evaluating its cash flow resources available to satisfy such debt repayments, and all such repayments are subject to continued non-objection from the OTS; accordingly, the Company may be required to suspend certain debt payments.
The Informal Agreement between the Bank and the OTS provides, among other things, that the Bank’s Board of Directors will (i) adopt a written Capital Plan for the Bank for the OTS Regional Director’s review and comment, and such plan shall address how the Bank will achieve and maintain by June 30, 2010 a Tier 1 core capital ratio of 8% and a total risk-based capital ratio of 12% (as of December 31, 2009, the Bank’s Tier 1 core capital and total risk-based capital ratios were 7.7% and 10.1%, respectively, as shown above); and; (ii) approve a written Liquidity Contingency Plan to ensure the Bank maintains adequate short-term and long-term liquidity, with such plan to specifically address deposit concentrations and plans to reduce or manage such concentrations. The Informal Agreement also requires the Bank to reduce certain concentrations in construction and land lending and non-agency mortgage backed securities. In addition, the Informal Agreement places restrictions on the level of brokered deposits maintained by the Bank including deposits obtained by our regional banking teams from our community banking customer base offered through CDARS. The Company believes that it has satisfied a number of the conditions of the Informal Agreement and has commenced the steps necessary to resolve any and all remaining matters presented therein.
The Informal Agreements remain effective until modified, suspended or terminated by the OTS Regional Director.

The OTS and the FDIC conducted a joint field visit at the Company and the Bank, which commenced January 10, 2010. Subsequently, the OTS has provided additional supervisory limitations on the Bank. These limitations include: (i) the Bank may not increase its total assets during any quarter in excess of an amount equal to net interest credited on deposit liabilities without prior written notice of non-objection from the OTS; and (ii) the OTS has directed the Bank not to rollover or renew exiting brokered deposits, or accept new brokered deposits without the prior written non-objection from the OTS.
As a result of the Informal Agreements and the additional supervisory limitations, the Company is looking to further increase its capital position by focusing on expense reductions, optimizing the balance sheet for both loans and deposits and risk weighting of assts, as well as evaluating opportunities for margin improvement and improving the overall earnings power of the Company. This may not be sufficient to meet the requirements of the Informal Agreements, so the Company is also looking at various strategic alternatives for the Company to accelerate its compliance with terms of the Informal Agreement.
While management believes that they are instituting the appropriate plans to meet the requirements of the Informal Agreements, as well as the additional supervisory limitations, there is no certainty that the Company can successfully execute on all of the above and meet the capital requirements of the OTS by June 30, 2010. If the Company is unable to comply with the Informal Agreements or additional supervisory limitations the OTS could take additional actions, including issuing an enforcement action.
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
The FDIC amended its risk-based assessment system for 2007 to implement authority granted by the Federal Deposit Insurance Reform Act of 2005, as amended (the “Reform Act”). Under the revised system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors. An institution’s assessment rate depends upon the category to which it is assigned. Risk Category I is the lowest risk category while Risk Category IV is the highest risk category. For 2007 and 2008, the Bank qualified for Risk Category I. Risk Category I generally includes banks that are “well capitalized” and that receive a composite CAMELS rating of 2 or higher. For banks under $10 billion in total assets in Risk Category I, the 2007 and 2008 deposit assessment ranged from five to seven basis points of total qualified deposits. The actual assessment is dependent upon certain risk measures as defined in the final rule. In 2009, the Bank had its risk category change as a result of its regularly scheduled regulatory examination.
The Reform Act also provided for a one-time credit for eligible institutions based on their assessment base as of December 31, 1996. The Bank’s one-time credit was $177,000, which was recognized in 2007.
In addition to the assessment for deposit insurance, institutions are required to make payments on bonds that were issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund. The current annualized assessment rate is 1.06 basis points, or approximately 0.265 basis points per quarter. These assessments will continue until the Financing Corporation bonds mature in 2019.
In an effort to restore capitalization levels and to ensure the Deposit Insurance Fund will adequately cover projected losses from future bank failures, the FDIC adopted a revised risk-based deposit insurance assessment schedule on February 27, 2009, which raised deposit insurance premiums. Changes in the risk-based assessment system included increasing premiums for institutions that rely on excessive amounts of brokered deposits, including CDARS, increasing premiums for excessive use of secured liabilities, including Federal Home Loan Bank advances, and lowering premiums for smaller institutions with very high capital levels. For the first quarter of 2009 only, the FDIC increased all FDIC assessments by seven basis points. These rates ranged from 12 to 14 basis points for Risk Category I institutions to 50 basis points for Risk Category IV institutions. Beginning April 1, 2009 the new initial base assessment rates were 12 to 16 basis points for Risk Category I institutions, to 45 basis points for Risk Category IV institutions. After applying all possible adjustments, the bases assessment rates range from 7 to 77.5 basis points. On May 22, 2009, the FDIC adopted a final rule imposing a five basis point special assessment of each insured depository institution’s assets minus Tier 1 capital as of June 30, 2009, but no more than 10 basis points times the institution’s assessment base for the second quarter of 2009. This special assessment was collected on September 30, 2009. Additional special assessments may be imposed by the FDIC for future periods.

On November 12, 2009, the FDIC adopted a final rule requiring insured institutions to prepay approximately three years of estimated insurance assessments. The pre-payment allowed the FDIC to strengthen the capital level of the Deposit Insurance Fund immediately without impacting earnings of the industry. Payment of the prepaid assessment, along with the payment of institutions’ regular third quarter assessment was due on December 30, 2009. The Bank received an exemption from prepaying its FDIC insurance premiums.
FDIC insurance expense, inclusive of assessments for the Financing Corporation bonds, totaled $4.9 million in 2009, $1.0 million in 2008, and $818,000 in 2007.
Insurance of an institution’s deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the OTS.
Under certain circumstances, which include among other factors the existence of an Informal Agreement, the FDIC may participate actively with the OTS in providing regulatory supervision of the Bank. This includes direct participation by the FDIC in on-site and off-site supervision, direct influence in various ratings and in the overall supervision of the Bank. The FDIC may impose additional or independent actions upon management, the Board of Directors and the Bank. The FDIC is currently participating in our regulatory supervision with the OTS.
FHLBank System. United Western Bank is a member of the Federal Home Loan Bank (“FHLBank”) system, which consists of twelve regional FHLBanks. The FHLBank provides a central credit facility primarily for member associations and administers the home financing credit function of savings associations. FHLBank borrowings must be secured by specified types of collateral. The FHLBank funds its operations primarily from proceeds derived from the sale of consolidated obligations of the FHLBank system. United Western Bank, as a member of the FHLBank system, must acquire and hold shares of capital stock in its regional FHLBank in an amount equal to the greater of 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, 0.2% of total assets, or 5% of its borrowings from the FHLBank. Prior to relocating its domicile, United Western Bank was a member of the FHLBank of Dallas. Effective March 25, 2002, United Western Bank became a member of the FHLBank of Topeka. At December 31, 2009, United Western Bank was in compliance with the FHLBank system capital stock requirement based on its combined investment in FHLBank of Dallas and FHLBank of Topeka stock totaling $9.4 million.
Brokered Deposits. Under the FDIC regulations governing brokered deposits, well capitalized associations, such as United Western Bank, are not subject to brokered deposit limitations, while adequately capitalized associations are subject to certain brokered deposit limitations and undercapitalized associations may not accept brokered deposits. At December 31, 2009, United Western Bank had $575.7 million of brokered deposits. Included in this total were $246.5 million of CDARS deposits acquired through our community banking customer base by our regional banking teams; $104.6 million of traditional brokered deposits obtained through a national brokerage firm; and $224.6 million of other deposits that are deemed to be brokered deposits by regulatory definition. Subsequent to year end, the OTS directed the Bank not to rollover or renew existing brokered deposits, or accept new brokered deposits without prior written non-objection of the OTS. Accordingly, the CDARS brokered deposits on deposit at the Bank may be transferred to certificate accounts or other deposit accounts or withdrawn at maturity. The CDARS maturity dates run through December 22, 2011, traditional brokered deposits mature $50 million on June 30, 2010 and $50 million on July 1, 2010, and other deposits deemed to be brokered deposits by regulatory definition of $224.6 million will be withdrawn prior to March 31, 2010. Since December 31, 2009, the Bank has accumulated cash on its balance sheet of over $1 billion, and thus has the liquidity necessary to fund these brokered deposit withdrawals. In the event United Western Bank is not permitted to accept brokered deposits in the future, it would have to find replacement sources of funding. It is possible that such alternatives may not be available, or if available, would result in a higher cost of funds.
Federal Reserve System. The Federal Reserve Board regulations require all depository institutions to maintain reserves at specified levels against their transaction accounts (primarily NOW and regular checking accounts). At December 31, 2009, United Western Bank was in compliance with the Federal Reserve Board’s reserve requirements. Savings associations, such as United Western Bank, are authorized to borrow from the Federal Reserve Bank’s “discount window.” The Bank is deemed by the Federal Reserve to be generally sound and thus is eligible to obtain primary credit from its Federal Reserve Bank. Generally, primary credit is extended on a very short-term basis to meet the liquidity needs of the institution. Loans must be secured by acceptable collateral and carry a rate of interest of 50 basis points above the Federal Open Market Committee’s federal funds target rate. As a tertiary source of liquidity, (see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity — Bank Liquidity”) at December 31, 2009, the Bank had pledged approximately $22.9 million of the guaranteed portions of purchased SBA loans to the Federal Reserve Bank of Kansas City, as collateral for potential borrowings from the “discount window.”

Mortgage Banking Operations. Our mortgage banking operations are conducted through Matrix Financial Services. The rules and regulations applicable to our mortgage banking operations establish underwriting guidelines that, among other things, include anti-discrimination provisions, require provisions for inspections, appraisals and credit reports on prospective borrowers and fix maximum loan amounts. Moreover, we are required annually to submit audited financial statements to the U.S. Department of Housing and Urban Development (“HUD”), Fannie Mae, Freddie Mac and Ginnie Mae, and each regulatory entity maintains its own financial guidelines for determining net worth and eligibility requirements. Matrix Financial Services operations are also subject to examination by HUD, Fannie Mae, Freddie Mac and Ginnie Mae at any time to assure compliance with the applicable regulations, policies and procedures. Mortgage loan origination activities are subject to, among other laws, the Equal Credit Opportunity Act, the Federal Truth-in-Lending Act and the Real Estate Settlement Procedures Act of 1974, and the regulations promulgated under these laws that prohibit discrimination and require the disclosure of certain basic information to mortgagors concerning credit terms and settlement costs. Moreover, the OTS, as primary regulatory authority over the Bank (the parent of Matrix Financial Services), also examines the Matrix Financial Services mortgage banking operations as well.
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
Limitation on Capital Distributions. The Texas Finance Code prohibits a Texas trust company from reducing its outstanding capital and certified surplus through redemption or other capital distribution without the prior written approval of the Texas Banking Commissioner. During the year ended December 31, 2009, UW Trust paid the Company a dividend of $38.3 million.
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
Capital Requirements. UW Trust is required by the Texas Banking Commissioner to maintain minimum restricted capital of at least $2 million. In addition, a Texas trust company may not have at anytime outstanding liabilities in an amount that exceeds five times its capital stock and surplus, except that with the approval of the Texas Banking Commissioner, a Texas trust company may have outstanding liabilities in an amount that does not exceed ten times its capital stock and surplus. The Texas Banking Commissioner may require additional capital of a Texas trust company if the Texas Banking Commissioner determines it necessary to protect the safety and soundness of such company. If the Texas Banking Commissioner were to do so, or in the event UW Trust fails to maintain capital of at least $2 million, there is no assurance that UW Trust would be able to restore its capital or meet such additional requirements. In either case, the Texas Banking Commissioner could pursue various enforcement actions for inadequacy of capital, such as appointing either a conservator or a receiver. As of December 31, 2009, UW Trust is in compliance with all capital requirements under Texas law.
Regulation of UW Investment Services Inc. UWIS is a securities broker-dealer that is subject to the Securities and Exchange Commission’s net capital rule, Rule 15c3-1, promulgated under the Securities Exchange Act of 1934. The net capital rule is designed to measure the general financial condition and liquidity of a broker-dealer. Net capital generally is the net worth of a broker or dealer (assets minus liabilities), less deductions for certain types of assets. If a firm fails to maintain the required net capital, it may be subject to suspension or revocation of registration by the Securities and Exchange Commission and suspension or expulsion by FINRA, and could ultimately lead to the firm’s liquidation. The net capital rule also limits the ability of broker-dealers to transfer large amounts of capital to parent companies and other affiliates. At December 31, 2009, UWIS was in compliance with these requirements with net capital of $244,000, which was approximately $239,000 in excess of its required net capital of $5,000.
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
The Company maintains a website at www.uwbancorp.com. On our website, investors and other interested persons may access free of charge, among other things, any of the reports that we file with or furnish to the SEC, including this annual report on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K as soon as reasonably practicable after such reports are filed with or furnished to the SEC. The Company’s website also includes the charters of our Audit, Compensation, Nomination and Governance Committees and other corporate governance documents.

Item 1A.	Risk Factors
Ownership of the common stock or other securities including debt and debt securities of the Company involves certain risks. Holders of the Company’s securities and prospective investors in those securities should carefully consider the following risk factors and uncertainties described below together with all of the other information included and incorporated by reference in this report, in evaluating an investment in the Company’s securities. If any of the risks and uncertainties discussed below actually occur, our business, financial condition and results of operations could be materially adversely affected. In addition, other risks and uncertainties of which we are not currently aware, including those relating to the banking and financial services industries in general, regulatory supervision and actions, or which we do not now believe are material, may cause earnings to be lower, or impair our future financial condition or results of operations. The value or market price of our common stock could decline due to any of these identified or other risks, and you could lose all or part of your investment.
Risks Related to Our Business
Our business has been and may continue to be adversely affected by conditions in the financial markets and economic conditions generally. During 2008 and 2009, the financial services industry and the securities markets generally have been materially and adversely affected by significant declines in the economy and values of nearly all asset classes and by a serious lack of liquidity and a lack of financing for many investors. Unemployment has also increased significantly.
Market conditions have also led to the failure or merger of a number of prominent insured depository institutions. In addition, many financial institutions, including us, have experienced declines in the performance of their loans and non-agency mortgage-backed securities. Increases in defaults on mortgages including residential loans, construction and land loans, and commercial real estate loans coupled with declining asset values and the lack of market and investor confidence, as well as other factors, have all combined to negatively impact financial services participants such as us.
As a result, there is a potential for new federal or state laws and regulations regarding lending and funding practices and liquidity standards, and bank regulatory agencies have been and are expected to continue to be aggressive in their supervision of banks and in responding to matters identified in examinations, including the issuance of informal or formal enforcement actions or orders. The impact of the legislation in response to these developments may negatively impact our operations by restricting our business operations, including our ability to originate or sell loans, and adversely impact our financial performance or our stock price.
Further, additional negative market developments may affect consumer confidence levels which could cause changes in payment performance, leading to increases in delinquencies and default rates that could impact our charge-offs and provision for credit losses. A worsening of these conditions would likely extend the impact of these difficult market conditions on us and others in the financial services industry.
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
Regulatory Risks
We are subject to informal agreements and other determinations by the OTS that restricts certain of our actions. Effective as of December 10, 2009, the Company and the Bank each entered into separate informal Memorandums of Understanding (“Informal Agreements”) with the Office of Thrift Supervision (the “OTS”). The Informal Agreements are not “written agreements” for purposes of Section 8 of the Federal Deposit Insurance Act, as amended.
The Informal Agreement between the Company and the OTS provides, among other things, that the Company, acting through its Board of Directors, will (i) support the Bank’s compliance with the Informal Agreement it entered into with the OTS; (ii) not declare or pay dividends or any other capital distribution or redeem any capital stock of the Company, or take dividends representing a reduction in the capital from the Bank, without the prior written non-objection of the Regional Director of the OTS; and (iii) not incur, issue, renew, repurchase, make payments on or rollover any debt, increase any current lines of credit, or guarantee the debt of any entity without receiving the prior written approval of the OTS Regional Director. Pursuant to the terms of the Company’s Credit Agreement with JPMorgan, entering into the Informal Agreements was considered an event of default; however, JPMorgan and the Company entered into an Amendment and Forbearance Agreement dated December 14, 2009 wherein JPMorgan agreed to forbear from declaring the amounts owing under the Credit Agreement immediately due and payable as a result of the Company and the Bank executing the Informal Agreements and any events of default resulting therefrom.

The Informal Agreement between the Bank and the OTS provides, among other things, that the Bank’s Board of Directors will (i) adopt a written Capital Plan for the Bank for the OTS Regional Director’s review and comment, and such plan shall address how the Bank will achieve and maintain by June 30, 2010 a Tier 1 core capital ratio of 8% and a total risk-based capital ratio of 12% (as of December 31, 2009, the Bank’s Tier 1 core capital and total risk-based capital ratios were 7.7% and 10.1%, respectively); and (ii) approve a written Liquidity Contingency Plan to ensure the Bank maintains adequate short-term and long-term liquidity, with such plan to specifically address deposit concentrations and plans to reduce or manage such concentrations. The Informal Agreements remain effective until modified, suspended or terminated by the OTS Regional Director. There can be no assurance that the terms and conditions of the Informal Agreement will be met or that the impact or effect of such terms and conditions will not have a material adverse effect with respect to our financial condition, results of operations and future prospects.
If as a result of its review or examination of the Bank, the OTS or the FDIC should determine that the financial condition, capital resources, asset quality, liquidity, earnings ability, or other aspects of its operations have worsened or that it or its management is violating or has violated the Informal Agreement or any law or regulation, various additional remedies are available to the OTS and the FDIC. Such remedies include the power to enjoin “unsafe or unsound” practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in capital, to restrict our growth, to assess civil monetary penalties, to remove officers and directors, and ultimately to terminate our deposit insurance, which would result in the seizure of the Bank by its regulators.
We may elect or be compelled to seek additional capital, but that capital may not be available or it may be dilutive. We are required by the Informal Agreement with the OTS, to achieve and maintain a Tier 1 core capital ratio of 8% and a total risk-based capital ratio of 12% by June 30, 2010. These capital level requirements are above our current capital levels and our current earnings are not expected to be sufficient to allow us to achieve these required rates by the dates specified. Prospectively we will look to further strengthen our capital position via multiple avenues, including focused expense reductions, optimizing our balance sheet for loans and deposits and increasing net interest income and ultimately improving the overall earnings of the Company. We are also considering certain strategic alternatives for the Company to accelerate our compliance with terms of the Informal Agreement. We raised $81.7 million of capital, net of offering expenses, in the second half of 2009 and a number of financial institutions have recently raised considerable amounts of capital as a result of deterioration in their results of operations and financial condition arising from the negative impact of the mortgage loan market, non-agency mortgage-backed security market, and deteriorating economic conditions, which may diminish our ability to raise additional capital.
Our ability to raise capital will depend on conditions in the capital markets, which are outside our control, and on our financial performance. Accordingly, we cannot be assured of our ability to raise capital when needed, on favorable terms or at all. If we cannot raise additional capital when needed, we will be subject to increased regulatory supervision and the imposition of restrictions on our growth and business. These outcomes could negatively impact our ability to operate or further expand our operations through acquisitions or the establishment of additional branches and may result in increases in operating expenses and reductions in revenues that could have a material adverse effect on our financial condition and results of operations. In addition, in order to raise additional capital, we may need to issue shares of our common stock that would dilute the book value of our common stock and reduce our shareholders’ percentage ownership interest to the extent they do not participate in future offerings. Also, if we are unable to raise additional capital, we may be required to take alterative actions which may include the sale of income-producing assets to meet our capital requirements, which could have an adverse impact on our operations and ability to generate income.
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
Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and defined ratios of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to total assets. For the Bank, Tier 1 capital consists of shareholder’s equity excluding unrealized gains and losses on certain securities, less a portion of the Bank’s mortgage servicing asset that is disallowed for capital. For the Bank, total capital consists of Tier 1 capital plus the allowance for credit losses less a deduction for low level recourse obligations. In the capital calculation for the Bank, the allowance for credit losses is limited to 1.25% of risk-weighted assets and, accordingly, the Bank does not receive a capital benefit for $14.1 million, which is disallowed in its capital calculation.

At December 31, 2009, the Bank was required to establish a deferred tax valuation allowance of $14.5 million. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Assessing the need for, or the sufficiency of, a valuation allowance requires management to evaluate all available evidence, both negative and positive. Positive evidence necessary to overcome the negative evidence includes whether future taxable income in sufficient amounts and character within the carryback and carryforward periods is available under the tax law. When negative evidence (e.g., cumulative losses in recent years) exists, more positive evidence than negative evidence will be necessary. If the positive evidence is not sufficient to exceed the negative evidence, a valuation allowance for deferred tax assets is established. The deferred tax valuation allowance reduced the Bank’s preliminary deferred tax asset of $27.9 million by 52% to $13.5 million. The establishment of this deferred tax valuation allowance had a negative impact to the Bank’s financial condition, results of operations and capital ratios. The incurrence of additional losses or reduction of positive evidence related to the portion of the deferred tax asset that remains could result in additional valuation allowance of the balance of the deferred tax balances.
Many factors may affect the Bank’s capital and its ability to maintain required capital ratios. For example, loan grading decisions, loan impairments, recognized loan losses, declines in the ratings of certain non-agency mortgage backed securities or other factors leading to impairments of these securities, increased operating expenses and other factors, may combine to decrease the Bank’s capital and require us to contribute additional capital to the Bank. Conversely, positive operational results, such as the sale of assets at value in excess of our amortized cost, expense savings programs and other factors may increase the Bank’s capital, thereby improving its regulatory capital ratios under OTS guidelines.
As of December 31, 2009, the Bank was “well capitalized” under applicable capital requirements, including a total risk-based capital ratio of 10.1%. See Item 1 — “Business — Regulation and Supervision — United Western Bank’s Capital Requirements.” If our total risk-based capital ratio drops below 10.00% at any quarter, we would be classified as “adequately capitalized,” and could be subject to increased regulatory supervision and requirements, which could have a material adverse effect on our financial condition and results of operation, including resulting in an event of default under the Company’s senior credit agreement.
Liquidity Risks
Liquidity risk could impact our operations and our results of operations. If the Bank or Company were unable to borrow funds through access to the marketplace, we may not be able to meet the cash flow requirements of our depositors, creditors, and borrowers, or the operating cash needed to fund corporate expansion and other corporate activities. Liquidity is the ability to meet cash flow needs on a timely basis at a reasonable cost. Liquidity is essential to our business.
United Western Bank relies on processing and trust deposits, which, if one or more processing and trust relationship was terminated, such termination could negatively impact our liquidity, profitability and results of operations. A significant portion of the total deposits of our principal subsidiary, United Western Bank, are funds deposited as a result of unaffiliated processing and trust relationships maintained by the Bank. At December 31, 2009, four unaffiliated processing and trust relationships accounted for $1.04 billion, or 51.6%, of our total deposits, which includes custodial escrow deposits. Included in these four unaffiliated processing and trust relationships is one processing and trust relationship with a balance of $934 million at December 31, 2009, which accounts for 46.1% of the Bank’s total deposits at December 31, 2009. The Bank’s future success in retaining and attracting processing and trust depositors depends, in part, on its ability to offer competitive rates and services. With the unprecedented events in the financial markets in the United States over the past two years, deposit concentrations are an increasing risk to all depository institutions and to our company. Although our processing and trust deposit relationships are evidenced by an agreement between the Bank and the institution, some of the agreements may be terminated by the institution at any time, upon prior notice, for any reason. Further, an institution may elect not to renew the agreement or to terminate the deposit relationship for various reasons, including, but not limited to, if there is a serious impairment to the Bank’s financial condition or if the Bank fails to be well capitalized, adequately capitalized, or other covenants, including regulatory directives or agreements. If the Bank loses one or more of these processing and trust relationships, our liquidity, profitability and results of operations may be significantly and adversely affected.

Pursuant to an asset purchase agreement dated April 7, 2009, Equity Trust Company and Sterling Administrative Services, LLC (“the Buyers”) purchased from us the assets of UW Trust associated with its self-directed individual retirement account and qualified employee benefit plan administration business. The Buyers, and their affiliate, Equity Administrative Services, Inc., have agreed to maintain all of their custodial deposits with the Bank for a three-year period. These deposits are included in the amounts set forth in the paragraph above. Notwithstanding the terms of the asset purchase agreement, if the Buyers transfer these deposits to another depository institution, our liquidity, profitability, and results of operations may be significantly and adversely affected.
Effective January 15, 2010, the Company amended its credit agreement with its senior credit facility provider. The terms of the amendment provide, among other things: (i) for the extension of the maturity date from December 31, 2009 to June 30, 2010 (the note had a balance of $20 million at December 31, 2009); (ii) that the Company make a principal reduction payment on the note of $2.5 million upon execution of the amendment, which payment the Company has made, and another principal reduction payment on the note of $1.25 million on or before March 31, 2010. Additionally, the lender agrees to continue to forbear from declaring all outstanding amounts on the note to be immediately due and payable as a result of the Company and, United Western Bank each executing Informal Agreements with the OTS. The Company and one of its nonbank subsidiaries pledged certain non-agency mortgage-backed securities as additional collateral to the lender. Unless we further amend, or obtain a waiver under the senior credit facility, we will need to receive the written non-objection from the OTS to make the principal payment due at maturity. The Company intends to renew and extend the maturity of this debt, which will require the non-objection from the OTS and approval from its senior credit facility provider; however, there can be no assurance that we will be successful in securing the required non-objection and approval.
In the event we fail to make such payments, or to comply with other restrictive debt covenants under our senior credit facility, we may not be able to obtain the necessary amendments or waivers, and our lender could accelerate the payment of all outstanding amounts due under that arrangement. In addition to the risk of non-payment described above, our ability to meet the nonperforming assets plus real estate owned ratio, or NPA Plus REO Ratio, contained in our senior credit facility and otherwise comply with our covenants may be affected by various events, including those that may be beyond our control. In addition to the financial covenants pertaining to the Bank maintaining its categorization as “well capitalized” as described in the OTS regulations, our financial covenants require that the Bank, at all times, maintain an NPA Plus REO Ratio of not greater than 6.50%, which the Bank complied with at December 31, 2009 (as the ratio was 5.73%). The NPA Plus REO Ratio means the ratio of the sum of nonperforming assets (less nonperforming assets guaranteed as to principal repayment by the U.S. government or one of its agencies) plus real estate owned, to the sum of total loans and repossessed assets plus real estate owned. Prospectively, we may not be able to continue to meet these and other ratios, tests and covenants. If we were to breach any of these covenants, ratios, tests or restrictions, as applicable, in the future, it could result in an event of default, which would allow our lender to declare all amounts outstanding to be immediately due and payable. If the lender accelerates the payment of our indebtedness, we may not be able to repay in full the amounts then outstanding. Further, as a result of any breach and during any cure period or negotiations to resolve a breach or expected breach, our lenders may refuse to make further loans to us, which could affect our liquidity and results of operations. Even if we are successful in obtaining waivers or entering into any such amendments, we could incur substantial costs in doing so, our borrowing costs could increase, and we may be subject to more restrictive covenants than the covenants under our existing facility. Any of the foregoing events could have a material adverse impact on our business and results of operations, and there can be no assurance that we would be able to obtain the necessary waivers or amendments on commercially reasonable terms, or at all.
United Western Bank relies on wholesale funding sources for secondary and contingent liquidity sources. The Bank utilizes borrowings from the Federal Home Loan Bank, or FHLBank, system, brokered certificates of deposits and repurchase agreements for secondary and contingent sources of liquidity. The Bank also has capacity to borrow from the Federal Reserve Discount Window. Also, from time to time, the Bank utilizes these sources to capitalize on market opportunities to fund investment and loan initiatives. To the extent such wholesale sources depend upon collateralized borrowings, declines in asset quality or the fair value of the underlying instruments could reduce our wholesale borrowing capacity. If the Bank were unable to obtain or maintain our access to funding or if adequate funding is not available to accommodate future growth at acceptable interest rates, it would have to find alternative sources of liquidity, which, if available, would probably be at a higher cost and on terms that do not match the structure of our liabilities as well as the existing wholesale funding sources. In addition, our Company relies on wholesale bank funding for parent company funds. If such funds were not available from the banking sector, securing alternative funding could cause disruption to our business. Factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity as a result of a downturn in the markets in which our loans are concentrated or adverse regulatory action against us. Our ability to borrow could also be impaired by factors that are not specific to us, such as a disruption in the financial markets or negative views and expectations about the prospects for the financial services industry in light of the recent turmoil faced by banking organizations and the continued deterioration in credit markets.

At December 31, 2009, we had outstanding indebtedness to FHLBank Topeka in the amount of $180 million. FHLBank Topeka currently limits our ability to pledge non-agency mortgage-backed securities as collateral against our borrowings from them to securities rated AA by at least one NRSRO. If the rating agencies were to downgrade any of the eligible securities that we have pledged to FHLBank Topeka to an unacceptable rating, our borrowing capacity would be reduced by $53.2 million as of December 31, 2009. If FHLBank Topeka reduced our borrowing capacity, and we were not able to replace the financing on similar terms, our liquidity could be materially and adversely affected. It may be difficult to secure replacement financing in the current credit markets.
We are significantly dependent upon brokered deposits as a source of liquidity, and are currently under significant restrictions in our ability to use them in the future. At December 31, 2009, we had outstanding brokered deposit balances in the amount of $575.6 million. Our Informal Agreement with the OTS prohibits us from increasing brokered deposits. Subsequent to year end, the OTS provided additional supervisory limitations on the Bank. These limitations restrict us from rolling over, renewing or entering into any new brokered deposits without the prior non-objection of the OTS. Based on factors such as our financial performance, the capital markets generally, and the increased regulatory supervision to which we are subject, we can offer no assurance that we will be successful in obtaining these alternative sources of liquidity in a timely manner, if required. At December 31, 2009, the Bank had cash on hand of $586 million and since year end this has grown to over $1 billion, and thus the withdrawal of these balances will not have a material adverse impact on the Bank. If the OTS or FDIC were to impose further limitations on brokered deposits or classify other deposits as brokered, this could materially impact our liquidity.
Our ability to service our debt and pay dividends is subject to our ability to receive dividends from our subsidiaries. We are a separate legal entity from our subsidiaries and do not have significant operations of our own. We currently depend on our cash, mortgage-backed securities, credit facilities and liquidity as well as dividends from our subsidiaries to pay our operating expenses and service our debt. There is no assurance that our subsidiaries will continue to have the capacity to pay us the necessary dividends to satisfy our obligations. In particular, the availability of dividends from the Bank is limited by various statutes and regulations. Currently, our Informal Agreement with the OTS prohibits the payment of dividends from the Bank to the Company. Depending upon the financial condition of the Bank and other factors, it is possible that the OTS could assert that the payment of dividends or other payments by the Bank are an unsafe or unsound practice. There can be no assurance of whether or when we will be able to cause the Bank to pay a dividend to the Company in the future.
If the Bank or our other subsidiaries continue to be unable to pay dividends sufficient to satisfy our obligations, or if we are unable to access the marketplace to refinance our outstanding senior debt facility we may not be able to service our debt, pay our obligations as they become due or pay dividends on our common stock.
Risks Associated with Non-Agency Mortgage Backed Securities
Continued deterioration in the underlying performance of our investment securities backed by mortgage loans could create losses in our investment portfolio. Although we sold mortgage-backed securities on June 30, 2009 that represented 100% of our exposure to mortgage-backed securities collateralized by option-adjustable-rate mortgage loans, a majority of the Bank’s investment portfolio is comprised of securities where mortgages are the underlying collateral. These securities include agency-guaranteed mortgage-backed securities and non-agency mortgage-backed securities and collateralized mortgage obligations. With the national downturn in residential real estate markets and the rising mortgage delinquency and foreclosure rates, investors are increasingly concerned about these types of securities, which have negatively impacted the prices of such securities in the marketplace.
Continued negative trends in the loans underlying the mortgage-backed securities, as well as negative trends in home prices in the markets in which the collateral for these loans are located, negative trends in unemployment, and other macroeconomic factors, could all lead to additional material other-than-temporary impairment charges in the future.
The determination of other-than-temporary impairment is a significant estimate and is susceptible to change prospectively. If credit losses on those loans were to exceed the subordinated tranches designed to credit-enhance our securities, we would not receive the full stated interest due on the securities or our full principal balance, or both. Our Company and the Bank own both senior and subordinated tranches of these securities. If we were to conclude there were unrealized losses which were other-than-temporary — which we evaluate, by among other factors, considering estimates of recoverability, as well as the duration and severity of the unrealized loss — we would be required under GAAP to reduce the carrying amount of the securities to fair value and record a corresponding charge to earnings for the portion determined to be due solely to credit, and reduce the remainder of the securities to fair value via a corresponding charge to other comprehensive income. The portion of the charge due to credit losses would also reduce our regulatory capital and negatively impact the Bank’s capital ratios. These negative impacts could significantly impair the Bank’s ability to borrow funds under credit arrangements, as well as negatively impact our material processing and trust depository arrangements and relationships. In addition, if the Bank determined it was more likely than not that it would sell a security or that it was more likely than not that it would be required to sell a security, such impairments would be realized through earnings as other-than-temporary impairments.

Temporary impairments on available for sale securities and the portion of impairments on held to maturity securities in which we have identified as other-than-temporary impairment that is not directly related to credit factors also reduce our book value per share as the changes in the value reduce shareholders’ equity. Although OTS regulations do not prescribe capital ratio levels for the Company per se, additional impairments could reduce capital levels further and below levels our management deems prudent.
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
Declines in the credit and residential housing markets could result in further losses on our mortgage-backed securities. Credit markets in many sectors have experienced dramatic reductions in liquidity and increases in required returns by investors in credit-sensitive assets. These conditions began in 2007 in the sub-prime mortgage market, but expanded in 2008 to include virtually all non-agency mortgage-backed securities and many other asset-backed markets. At December 31, 2009, approximately 13.7% of our assets were mortgage-backed securities and approximately 89.9% of those securities were non-agency securities. Recent transactions by distressed sellers, and expectations of further distressed sales, have exacerbated market discounts for mortgage-backed securities and generally removed the majority of typical participants from transactions in non-agency securities. As a result, it is difficult to determine fair values for those securities and would likely be difficult to sell securities in the current market at all. We estimate the fair value of the non-agency securities we own was below amortized cost, after giving effect to other-than-temporary impairment charges for the year ended December 31, 2009, by approximately $65.4 million, or 21%, at December 31, 2009. Though the Company does not intend to sell and it is not more likely than not that the Company would be required to sell the securities if it became necessary for us to sell non-agency securities, any sales would almost certainly be at a significant discount to par value which would have a negative effect on our operating results and capital position. Due to current market conditions, we may be unable to sell our non-agency mortgage-backed securities when or if required to meet capital demands.
If any additional of the Bank’s subordinate-tranche, non-agency, mortgage-backed securities were to be downgraded below investment grade by one or more of the nationally recognized securities rating organizations, or NRSROs, which rate the securities, we could be required to maintain additional capital. We hold a number of subordinate-tranche, non-agency, mortgage-backed securities which were rated AAA by one or more NRSROs when the Bank acquired them. If any of these securities were to be downgraded two or more grades below investment grade by any one NRSRO, as described below, we will be required to maintain additional risk-based capital in support of such securities if the Bank elects to continue to hold such securities. The additional amount of risk-based capital required may be as great as the outstanding principal amount of the security. If this were to occur, and the Bank did not have enough risk-based capital to meet its required risk-based capital ratios, the Bank may have to raise additional capital or sell assets in order to maintain its required risk-based capital ratios. If additional capital was not available to the Bank when needed, the Bank would have to consider other alternatives for downgraded subordinate-tranche securities or implement other capital planning strategies to maintain its required capital ratios. These alternatives or other strategies could negatively affect our results of operations, cash flows and financial position. With the distress in the United States mortgage market ensuing since Spring 2008, many of our subordinate-tranche, non-agency, mortgage-backed securities, formerly rated investment grade, have been downgraded to two or more grades below investment grade by one or more NRSROs.
As of December 31, 2009, we held subordinate-tranche, non-agency, mortgage-backed securities with an amortized cost of $116.9 million, of which $42.8 million in amortized cost to us were rated investment grade or one grade below investment grade. With regard to the $42.8 million in amortized cost of subordinate-tranche, non-agency, mortgage-backed securities, we were required to maintain regulatory risk-based capital of $3.1 million to hold such securities at December 31, 2009. The remainder of our subordinate-tranche, non-agency, mortgage-backed securities, $74.1 million in amortized cost, were rated two or more grades below investment grade at December 31, 2009, and the Bank was required to maintain $65.8 million of regulatory risk-based capital in order to hold such securities and maintain a total risk-based capital ratio of at least 10%.

Subsequent to December 31, 2009, approximately $1.4 million of the $42.8 million of subordinate-tranche, non-agency mortgage-backed securities were downgraded to two or more grades below investment grade by at least one NRSRO. Assuming no other changes prior to December 31, 2009, this downgrade would have required the Bank to allocate an estimated $720,000 of additional capital to these securities in order to maintain a total risk-based capital ratio of 10% at December 31, 2009.
We are unable to predict with any degree of accuracy when or if any of our remaining subordinate-tranche, non-agency, mortgage-backed securities with an amortized cost of $42.8 million may be downgraded to two or more grades below investment grade by any NRSRO. Any additional downgrades by the NRSROs to two or more grades below investment grade could cause us to fall below “well capitalized” status under applicable regulations, and have other material adverse effect on our financial condition.
Risks Related to Lending
Our allowance for credit losses may be insufficient. We maintain an allowance for credit losses, which is a reserve established through a provision for credit losses charged to expense, that represents the Company’s best estimate of probable inherent losses within the existing portfolio of loans. The allowance, in the judgment of our Company, is necessary to reserve for estimated credit losses and risks inherent in our loan portfolio. The level of the allowance reflects the Company’s continuing evaluation of industry concentrations, specific credit risks, loan loss experience, current loan portfolio quality, present economic, political and regulatory conditions and unidentified losses inherent in the current loan portfolio, and has been increasing as the economy worsens. The determination of the appropriate level of the allowance for credit losses inherently involves a high degree of subjectivity and requires the Company to make significant estimates of current credit risks and inherent and as-yet-unidentified losses in the portfolio, all of which may undergo material changes. In addition, the OTS periodically reviews our allowance for credit losses and may require an increase in the provision for credit losses or the recognition of further loan charge-offs, based on judgments different than those of the Company. In light of the current economic environment, significant additional provisions for credit losses may be necessary to supplement the allowance for credit losses in the future. If charge-offs in future periods exceed the allowance for credit losses, we will need additional provisions to increase the allowance for credit losses. We cannot assure you that we will not increase the allowance for credit losses further or that the OTS will not require the Bank to increase its allowance, either of which could adversely affect our Company. Any increases in the allowance for credit losses will result in a decrease in net income and, possibly, capital, and may have a material adverse effect on our financial condition and results of operations and hinder our ability to make payments on the outstanding obligations of our Company.
A significant portion of our loan portfolio is secured by real estate, and a continued downturn in the economy within the markets we serve could significantly hurt our business and prospects for growth. Real estate lending (including commercial, construction, land development, and residential) remains a large portion of the Bank’s loan portfolio. These categories constituted $1.3 billion, or approximately 89% of the Bank’s total loan portfolio as of December 31, 2009. Real estate values are generally affected by changes in economic conditions, fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax and other laws and acts of nature. A downturn in the real estate markets in which the Bank originates, purchases and services mortgage and other loans could hurt our business because these loans are secured by real estate. In addition, even though the Bank’s real property collateral is currently located throughout the United States, we believe that the amount of such collateral in Colorado, which at December 31, 2009 was $798 million, or 55% of our total loan portfolio, is likely to increase as a result of our community banking strategy. A continuation of the downturn in the real estate markets where the Bank has loans could have a material adverse effect on our business, financial condition and results of operations.
Current market conditions include an over-supply of land, lots, and finished homes in many markets including those where we do business. At December 31, 2009, approximately 11.0% of our assets were single-family mortgage loans. We had approximately $3.9 million of nonperforming, single-family mortgage loans in our held for investment portfolio and $9.8 million of nonperforming single-family mortgage loans in our held for sale portfolio at December 31, 2009. If housing markets in our market areas continue to deteriorate, we may experience a further increase in nonperforming loans, provisions for credit losses, charges to reduce the carrying value of loans held for sale to the lower of cost or fair value, and charge-offs. While it is difficult to predict how long these conditions will exist and which markets, products or other segments of our loan and securities portfolio might ultimately be affected, these factors could adversely affect our ability to grow our earning assets or affect our results of operations.

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
We are subject to risk related to our concentration of construction and land development and commercial real estate loans. As of December 31, 2009, we had $251 million of construction loans and $92 million of land development loans, of which $295 million, or 86% of the aggregate of such loans, are for projects located in Colorado. Construction loans are subject to risks during the construction phase that are not present in standard residential real estate and commercial real estate loans. These risks include:
•	the viability of the contractor;
•	the value of the project being subject to successful completion;
•	the contractor’s ability to complete the project, to meet deadlines and time schedules and to stay within cost estimates; and
•	concentrations of such loans with a single contractor and its affiliates.
Real estate construction loans may involve the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project rather than the ability of a borrower or guarantor to repay the loan and also present risks of default in the event of declines in property values or volatility in the real estate market during the construction phase. Our practice, in the majority of instances, is to secure the personal guaranty of individuals in support of our real estate construction loans which provides us with an additional source of repayment. At December 31, 2009, we had ten nonperforming construction and development loans that totaled $21.7 million and another $11.7 million of assets that have been foreclosed. If one or more of our larger borrowers were to default on their construction and development loans, and we did not have alternative sources of repayment through personal guarantees or other sources, or if any of the aforementioned risks were to occur, we could incur significant losses.
At December 31, 2009, we had $519.6 million of commercial real estate loans. Bank regulatory authorities have issued guidance regarding high concentrations of commercial real estate loans within bank loan portfolios to remind banks that their risk the Company practices and capital levels should be commensurate with the level and nature of their commercial real estate concentration risk. Banks with higher levels of commercial real estate loans are expected to implement improved underwriting, internal controls, risk management policies and portfolio stress testing, as well as higher levels of allowances for credit losses and capital levels as a result of commercial real estate lending growth and exposures. If there is deterioration in our commercial real estate portfolio or if the OTS concludes that we have not implemented appropriate risk management policies and practices, it could adversely affect our business and result in a requirement of increased capital levels, and such capital may not be available at that time.
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
The Bank has invested in loan portfolios, pooled securities and mortgage-backed obligations, which may lead to volatility in cash flow and market risk. The Bank’s asset portfolio contains large portfolios of single-family residential loans acquired through bulk purchases and purchased SBA loans and pools. Our investment portfolio largely consists of mortgage-backed securities primarily secured by pools of mortgages on single-family residences. When the Bank acquires such mortgage-backed securities and loans, we anticipate that the underlying notes will prepay at a projected rate, thereby generating an expected yield. Prepayment rates generally increase as interest rates fall and decrease when interest rates rise, but changes in prepayment rates are difficult to predict. Some of the Bank’s mortgage-backed securities and many of our bulk single-family loan purchases and purchased SBA loans and pools were acquired at a premium purchase price. In accordance with applicable accounting rules, we will write-off such premiums when necessary due to loan prepayments with respect to our held for sale loan portfolio and amortize such premiums over the expected lives of our mortgage-backed securities and loans held for investment. If the underlying assets that the Bank acquired or that secure our mortgage-backed securities prepays more rapidly than anticipated, we would have to write-off or amortize the premium on an accelerated basis, which would adversely affect our profitability.
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
Other Risks Related to our Business
Our FDIC deposit insurance premiums have increased and could increase further, which could have a material adverse impact on earnings in the future. The FDIC insures deposits at FDIC insured financial institutions, including the Bank. The FDIC charges insured financial institutions premiums to maintain the Deposit Insurance Fund at a certain level. Recent insured depository institution failures, as well as deterioration in banking and economic conditions, have significantly increased the loss provisions of the FDIC, resulting in a decline in the designated reserve ratio of the FDIC to historical lows. The FDIC expects a higher rate of insured depository institution failures in the next few years compared to recent years; thus, the reserve ratio may continue to decline. In addition, the deposit insurance limit on FDIC deposit insurance coverage generally has increased to $250,000 through December 31, 2013. These developments will cause the premiums assessed on us by the FDIC to increase and materially increase our noninterest expense.
Our FDIC insurance related costs were $4.9 million for the year ended December 31, 2009 compared to $1.0 million and $818,000 for the years ended December 31, 2008 and 2007, respectively. We are unable to predict the impact in future periods, including whether and when additional special assessments will occur, in the event the economic crisis continues.
We also participate in the FDIC’s Temporary Liquidity Guarantee Program, or TLGP, for noninterest-bearing transaction deposit accounts. Banks that participate in the TLGP’s noninterest-bearing transaction account guarantee will pay the FDIC an annual assessment of 10 basis points on the amounts in such accounts above the amounts covered by FDIC deposit insurance. To the extent that these TLGP assessments are insufficient to cover any loss or expenses arising from the TLGP program, the FDIC is authorized to impose an emergency special assessment on all FDIC-insured depository institutions. The FDIC has authority to impose charges for the TLGP program upon depository institution holding companies as well. These actions could significantly increase our noninterest expense for the foreseeable future.

Our business is subject to interest rate risk. Our Company’s earnings and cash flows are largely dependent upon our net interest income. Net interest income is the difference between interest income earned on interest-earning assets such as loans and securities and interest expense paid on interest-bearing liabilities such as deposits and borrowed funds. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Board of Governors of the Federal Reserve System. Changes in monetary policy, including changes in interest rates, could influence not only the interest we receive on loans and securities and the amount of interest we pay on deposits and borrowings, but such changes could also affect:
•	our Company’s ability to originate loans and obtain deposits;
•	the fair value of our Company’s financial assets and liabilities;
•	the average duration of our Company’s mortgage-backed securities portfolio; and
•	other mortgage and servicing assets
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
Continued declines in interest rates would likely hurt our earnings. The decline in market interest rates that occurred in 2008 and in particular in the fourth quarter of 2008 that continued into 2009 negatively impacted our net interest income. While we believe that the continued implementation of our community bank business plan, and its expected change in asset and liability mix, will partially mitigate the impact of lower market rates, any additional declines in interest rates are expected to have a negative impact on net interest income, net interest spread, net interest margin, and overall results of operations.
As a savings bank, pursuant to the Home Owners’ Loan Act, or HOLA, the Bank is required to maintain a certain percentage of its total assets in HOLA-qualifying loans and investments, which limits our asset mix and could significantly restrict our ability to sell certain assets to obtain liquidity. A savings bank or thrift differs from a commercial bank in that it is required to maintain at least 65% of its total assets in HOLA-qualifying loans and investments, such as loans for the purchase, refinance, construction, improvement, or repair of residential real estate, home equity loans, educational loans and small business loans. To maintain our thrift charter we have to pass the Qualified Thrift Lender test, or QTL test, in 9 out of 12 of the immediately preceding months. The QTL test limits the extent to which we can grow our commercial loan portfolio. However, a loan that does not exceed $2 million (including a group of loans to one borrower) and is for commercial, corporate, business, or agricultural purposes is not so limited. We may be limited in our ability to change our asset mix and increase the yield on our earning assets by growing our commercial loan portfolio. At December 31, 2009, the Bank complied with the QTL test.
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
Our quarterly results may fluctuate. Our financial results are subject to significant quarterly fluctuations as a result of, among other things, our loan production, opening of new branch locations, development of new products and services, premium amortization caused by prepayments of certain assets, such as our single-family mortgage loans, guaranteed SBA loans and pooled securities and changes in interest rates. Our operating results will fluctuate significantly in the future as a result of a variety of factors, some of which are outside of our control, including general economic conditions, economic conditions in the financial industry, the effects of governmental regulations and regulatory changes, capital expenditures and other costs relating to the expansion of operations, the introduction of new services by us or our competitors and the mix of services sold. In response to a changing competitive environment, we may elect from time-to-time to make certain pricing, service, or marketing decisions or enter into strategic alliances or make investments that could have a material adverse effect on our business, results of operations, financial condition and cash flow. Accordingly, our results of operations for any particular quarter are not necessarily indicative of the results that may be achieved for any succeeding quarter or for the full fiscal year.

If we sell mortgage loans or mortgage servicing rights and the underlying loan defaults, we may be liable to the purchaser for unpaid principal and interest on the loan. In the ordinary course of selling mortgage loans or mortgage servicing rights and in accordance with industry standards, we make certain representations and warranties to purchasers. If a loan defaults and there has been a breach of representations or warranties and we have no recourse against a third party, we may become liable for the unpaid principal and interest on the defaulted loan. In such a case, we may be required to repurchase the mortgage loan and bear any subsequent loss on the loan. When we purchased mortgage servicing rights or mortgage loans, we also may have been exposed to liability to the extent that an originator or other seller of the servicing rights is unable to honor its representations and warranties to us. Our Company has established a reserve for repurchases that may be required in connection with loans we originated and sold in connection with the sale of our production platform in 2003.
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
Failure in our automated systems and controls could subject us to increased operating or other liabilities. We depend heavily upon our automated systems and controls for our business and operations. These systems and controls support the evaluation, acquisition, monitoring, collection and administration of our loan and servicing portfolios, depository, general accounting and other management functions. The failure of the automated systems, including a failure of data integrity or accuracy, could have a material adverse effect on our business and financial condition.
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
Breaches of our computer and network security systems may result in customer information being compromised and/or identity theft. We maintain personal and financial information about our current, past and potential customers on our computer systems and network infrastructure, such as customer names, addresses, social security numbers, tax identification numbers, bank account numbers, information on loan applications and other sensitive personal and financial information. In addition, our customers may use the Internet to connect to the Bank’s website to retrieve information about their accounts and to conduct online transactions, such as online bill payments. If the security of our encrypted computer systems and network infrastructure responsible for storing our customers’ personal and financial data and information or the security of our online banking Internet services is breached, then customer information could be stolen and misused. Such misuse could include the loss of privacy resulting from the disclosure of the information to third parties, credit fraud or other consequences of identity theft to the customer.
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

We may be adversely affected by changes in laws and regulations and the regulatory environment. In June 2009, the U.S. Department of the Treasury, or Treasury, issued a “white paper” containing several federal legislative proposals that, if enacted into law, would make substantial changes to the present U.S. financial services regulatory framework. One legislative proposal would eliminate the OTS and the federal savings bank or “thrift” charter, subject to “reasonable transition arrangements.” One of these transition arrangements might involve conversion of the federal thrift charter into a national bank charter, which would result in the Office of the Comptroller of the Currency (or successor thereto) having principal regulatory and supervisory authority over former thrift institutions. The Bank conducts its business pursuant to a federal thrift charter.
In response to the U.S. Treasury Department’s proposal, various bills were introduced by the Financial Services Committee of the U.S. House of Representatives, which were ultimately consolidated into the Wall Street Reform and Consumer Protection Act of 2009, passed by the U.S. House of Representatives in December 2009. Among other things, this legislation establishes a new Consumer Financial Protection Agency to regulate products like home mortgages, car loans and credit cards, and consolidates the OTS into the Office of the Comptroller of the Currency. As with the U.S. Treasury Department’s proposal, under the House legislation savings institution holding companies would be subject to supervision and regulation by the Federal Reserve Board.
In November 2009, Senate Banking Chairman Christopher Dodd introduced a financial regulatory reform bill entitled the Restoring American Financial Stability Act of 2009 which further builds on the Treasury proposal. That legislation, if enacted, would remove bank and bank holding company regulatory powers from the Board of Governors of the Federal Reserve System, eliminate both the Office of Thrift Supervision and the Office of the Comptroller of the Currency, and establish a single bank and bank holding company regulator known as the Financial Institutions Regulatory Administration. Under this proposal, savings and loan holding companies that were regulated by the Office of Thrift Supervision would become subject to supervision and regulation by this new regulator. The Senate bill would also establish an independent Consumer Financial Protection Agency, under which consumer protection responsibilities currently handled by the bank and credit union regulators and the Federal Trade Commission would be consolidated.
Although it is impossible to predict which of these proposals, if any, may be adopted by the full Congress and signed into law, these pending proposals may significantly affect the Company and the Bank. If the reforms contained in the U.S. Treasury Department or House Financial Service Committee proposals are fully enacted, the Company would become a bank holding company subject to supervision by the Board of Governors of the Federal Reserve System as opposed to the Office of Thrift Supervision, and we expect we would become subject to the Federal Reserve’s regulations, including holding company capital requirements, that the Company is not subject to as a savings and loan holding company. Holding company capital requirements could reduce capital available for dividends and share repurchases. In addition, under the reforms contained in the Senate proposal, the Company would become subject to supervision and regulation by the Financial Institutions Regulatory Administration, a new federal regulatory agency. Compliance with new regulations and being supervised by one or more new regulatory agencies could increase our expenses and affect the conduct of our business. In addition, the proposals could lead to heightened restrictions being placed upon institutions and activities that increase systemic risk. Such restrictions would likely relate to liquidity, capital, and leverage requirements.
Any change in the laws or regulations applicable to us, or in supervisory policies or examination procedures of banking regulators, whether by the OTS, the FDIC, the Treasury, the FHLBank System, the United States Congress, the Texas Department of Banking, or other federal or state regulators, could have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, bank regulatory authorities have extensive discretion in the exercise of their supervisory and enforcement powers. They may, among other things, impose restrictions on the operation of a banking institution, the classification of assets by such institution and such institution’s allowance for credit losses, require changes in other significant accounting estimates including the determination of the fair value of assets and other-than-temporary impairment. Additionally, bank regulatory authorities have the authority to bring enforcement actions against banks and their holding companies for unsafe or unsound practices in the conduct of their businesses or for violations of any law, rule or regulation, any condition imposed in writing by the appropriate bank regulatory agency or any written agreement with the agency. Possible enforcement actions against us could include the issuance of a cease-and-desist order that could be judicially enforced, the imposition of civil monetary penalties, the issuance of directives to increase capital or enter into a strategic transaction, whether by merger or otherwise, with a third party, the appointment of a conservator or receiver, the termination of insurance of deposits, the issuance of removal and prohibition orders against institution-affiliated parties, and the enforcement of such actions through injunctions or restraining orders.

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
We are subject to examinations and challenges by tax authorities. We are subject to federal and state income tax regulations. Income tax regulations are often complex and require interpretation. Changes in income tax regulations could negatively impact our results of operations. In the normal course of business, we are subject to examinations and challenges from federal and state tax authorities regarding the amount of taxes due in connection with investments we have made and the businesses in which we have engaged. Recently, federal and state taxing authorities have become increasingly aggressive in challenging tax positions taken by financial institutions. These tax positions may relate to tax compliance, sales and use, gross receipts, property and income tax issues, including tax base, apportionment and tax credit planning. The challenges made by tax authorities may result in adjustments to the timing or amount of taxable income or deductions or the allocation of income among tax jurisdictions. If any such challenges are made and are not resolved in our favor, they could have a material adverse effect on our financial condition and results of operations.
Restriction on use of tax attributes from tax law “ownership change.” As of December 31, 2009, we had approximately $80 million of net unrealized built in losses (“NUBIL”), which for tax purposes represent the amount by which the adjusted tax basis of our assets exceeds their fair market value. Section 382 of the Internal Revenue Code imposes limitations on a corporation’s ability to use its NUBIL and other tax attributes, such as net operating loss and tax credit carryforwards, when it undergoes a 50% “ownership change” over a designated testing period (not to exceed three years). We regularly monitor ownership changes (as calculated for purposes of Section 382) based on available information and, as of December 31, 2009, our analysis indicated that we were below the 50% ownership change threshold that would limit our ability to utilize our NUBIL and other tax attributes. However, taking into account the common stock offerings in 2009, we expect we are close to the 50% ownership change level. As a result, any future transaction or transactions and the timing of such transaction or transactions could trigger an ownership change under Section 382. Such transactions may include, but are not limited to, additional repurchases or issuances of common stock, or acquisitions or sales of shares of our stock by certain holders of our shares, including persons who have held, currently hold or may accumulate in the future 5% or more of our outstanding common stock (“5% Holders”) for their own account.
If an ownership change were to occur for purposes of Section 382, we would be required to calculate an annual limitation on the amount of our taxable income that may be offset by losses arising from the recognition of NUBIL or other tax attributes which existed at the time of such ownership change. That limitation would apply to built in losses recognized during a five-year period after the date of the ownership change. The annual limitation would be calculated based upon the fair market value of our equity at the time of such ownership change, multiplied by a federal long-term tax exempt rate (currently 4.03%), and the annual restriction could eliminate our ability to use a substantial portion of our NUBIL or other tax attributes to offset future taxable income.
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
Risks Related to our Business Strategy
We may be unable to fully implement our community banking business strategy. We are 48 months into our community bank transition, and in order to complete the execution of this strategy we must, among other things:
•	attract sufficient commercial business and community bank deposits;
•	attract and maintain business banking relationships with businesses in the markets in which we serve;
•	attract and retain experienced and successful commercial and community bankers;
•	identify and pursue suitable opportunities for opening new branches in the Colorado Front Range and selected mountain community markets;
•	maintain adequate regulatory capital and comply with applicable federal and state regulations; and
•	originate community bank loans and maintain adequate asset quality.

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
We may not be able to attract and retain key personnel. Our business strategy requires us to attract and to retain management experienced in community banking and financial services that live in the communities we serve. Our ability to retain our existing executive officers, regional presidents, and community banking staff is important to the successful implementation of our strategy. The unexpected loss of key personnel or the inability to recruit and retain qualified personnel in the future could have a material adverse effect on our business.
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
Risks Relating to Ownership of Our Common Stock
The trading volume of our stock is low. The low trading volume in our common shares on the NASDAQ Global Market means that our shares may have less liquidity than other publicly traded companies. We cannot ensure that the volume of trading in our common shares will increase in the future. Furthermore, to the extent shares are concentrated in a relatively small group of holders, a seller could be subject to significant adverse price volatility and price fluctuation. At December 31, 2009, based on filings made by third parties with the Securities and Exchange Commission, we believe that eleven holders owned 47.3% of our outstanding common stock. This includes shares held by our Chairman of the Board, Guy A. Gibson, who owns 1,335,305 shares, or 4.55% of our outstanding common stock.
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
We believe that all of our present facilities are adequate for our current needs and that additional space is available for future expansion on acceptable terms. The following table sets forth certain information concerning the real estate that we own or lease:

			Monthly Rent or
			Mortgage
Location	Owned/Leased	Occupant	Payment
Denver, CO	Leased through October 31, 2016 (1)	United Western Bancorp and various of its subsidiaries	$142,646
Highlands Ranch, CO	Leased month to month	United Western Bancorp	$2,400
Dallas, TX	Leased month to month	United Western Bancorp	$875
Aspen, CO	Leased	United Western Bank — Aspen office	$8,112
Boulder, CO	Leased (land lease)	United Western Bank — Boulder Branch	$1,356
Denver, CO	Leased (land lease)	United Western Bank — Cherry Creek Branch	$8,974
Fort Collins, CO	Owned	United Western Bank — Fort Collins Branch	N/A
Loveland, CO	Owned	United Western Bank — Loveland Branch	N/A
Longmont, CO	Owned	United Western Bank — Longmont Branch	N/A
Denver, CO	Leased (land lease)	United Western Bank — Hampden Branch	$13,240
Centennial CO	Owned	United Western Bank — DTC Branch	N/A
Thornton, CO	Leased through April 2010	United Western Bancorp	$3,000
Waco, TX	Leased month to month	UW Trust Company	$3,754
Phoenix, AZ	Leased through September 30, 2015	Matrix Financial Services	$8,885
St. Louis, MO	Leased through June 30, 2012	Equi-Mor Holdings, Inc.	$14,125
Ft. Lupton, CO	Owned	Matrix Funding Corp.	N/A

(1)
The Company guarantees an additional 23,171 square feet of office space at the Denver location (700 17th Street, Denver, CO 80202) pursuant to the sale and leaseback of the building, which closed on September 29, 2006. See Note 17 to the consolidated financial statements in this report.

Item 3.	Legal Proceedings
General. We are from time to time party to various litigation matters, in most cases involving ordinary and routine claims incidental to our business. We accrue for contingent liabilities with respect to litigation matters in accordance with the requirements of generally accepted accounting principles (“GAAP”), which generally requires the Company to accrue a loss for a litigation matter involving a contingent liability if the loss is probable and the amount of the loss is reasonably estimable. In order to determine whether the two conditions necessary for accrual are met, management necessarily makes a number of judgments and assumptions. Because the outcome of most litigation matters is inherently uncertain, the Company will generally only accrue a loss for a pending litigation matter if, for example, the parties to the matter have entered into definitive settlement agreements or a final judgment adverse to the Company has been entered.

In many cases, these settlements or final judgments are not material to the consolidated financial position, results of operations or cash flows of the Company. Nevertheless, an adverse decision in certain matters, as described below, may have a material, adverse impact on our consolidated financial position, results of operations or cash flows.
United Western Bancorp, Inc. United Heritage Financial Group, Inc. and United Heritage Life Insurance Company v. First Matrix Investment Services Corporation et al. On October 27, 2006, a complaint was filed against the Company and First Matrix, along with two former employees of First Matrix, Messrs. Curd and Snodgrass, in Idaho State District Court alleging violations of state securities laws, the Idaho Consumer Protection Act and fraud arising from the sale of an approximately $1.70 million mortgage backed bond from First Matrix to one of the plaintiffs. The case, which was subsequently removed to the U.S. District Court in Idaho on December 12, 2006, is based on the plaintiffs’ claims that First Matrix should have made certain disclosures regarding the risk of the withdrawal of a USDA government guarantee of the bond, which withdrawal subsequently occurred and the bond went into default. On September 30, 2009, the Court granted in part the Company’s, First Matrix’s and Messrs. Curd’s and Snodgrass’ Motion for Summary Judgment. In granting partial summary judgment for the defendants, the court agreed to dismiss (i) plaintiffs’ Idaho Consumer Protection Act claim; (ii) the claims by United Heritage Financial Group (“UHFG”), the parent of United Heritage Life Insurance Company (“UHLIC”) against the defendants since UHLIC sold all but a $425,000 interest in the subject bond to UHFG, thereby reducing UHLIC’s claim from $1.70 million to $425,000; in addition, UHLIC’s claim was further reduced to $212,500 since UHLIC and UHFG sold their entire interest in the bond to a third party for fifty cents on the dollar and (iii) Messrs. Curd and Snodgrass from the matter. On December 15, 2009, the parties entered into a settlement and release agreement to fully settle the litigation. Under the terms of the settlement and release agreement, First Matrix agreed to pay $100,000 to the plaintiffs (of which 85% was covered by insurance) and the plaintiffs agreed to dismiss the lawsuit with prejudice.
United Western Bancorp, Inc. and UW Trust Company. William R. and Carolyn Richoz, et al. v. United Western Trust Company f/k/a Sterling Trust and United Western Bancorp, Inc. In October of 2009, plaintiffs filed an amended class action complaint in the United States District Court for the Northern District of Illinois, Eastern Division, against United Western Trust Company f/k/a Sterling Trust and United Western Bancorp, Inc. The plaintiffs allege that they were damaged when they invested proceeds from their self-directed individual retirement accounts with InvestForClosures and other related entities using UW Trust Company as custodian for such investments. Plaintiffs claim UW Trust Company breached its fiduciary duties owed to plaintiffs as custodian of individual retirement accounts set up through UW Trust Company by plaintiffs. Plaintiffs also allege that UW Trust Company knew that these investment were part of a Ponzi scheme to defraud investors, that UW Trust Company’s actions violated the Texas Securities Act, Illinois securities laws and the Illinois Consumer Fraud Act and that UW Trust was unjustly enriched in excess of $5 million, should pay compensatory damages of $5 million and exemplary damages in the amount of $20 million. On December 28, 2009, the parties filed a stipulation with the court voluntarily dismissing the action without prejudice.
United Western Bank. Ward Enterprises, LLC v. Daniel E. McCabe et al. including United Western Bank. In February 2008, the plaintiff filed a complaint in Colorado District Court for the City and County of Denver seeking damages from the holders of a processing and trust account at the Bank, the Bank, and a former employee of the Bank, for breach of fiduciary duties due to the plaintiff and aiding and abetting the conversion of approximately $1.84 million of plaintiff’s funds by the holder of the processing and trust account maintained at the Bank. On December 28, 2009, the Court agreed to dismiss the action with prejudice.

United Western Bank. Anita Hunter et. al. v. Citibank, N.A. et al. including United Western Bank. The Bank received this class action complaint in July of 2009 brought by seven named plaintiffs on behalf of a class of approximately 330 similarly situated people residing throughout the United States, each of whom lost substantial sums of money (“Exchange Funds”) entrusted to seven qualified intermediaries (“QIs”) to facilitate their respective Internal Revenue Code Section 1031 Exchanges. According to the complaint, the QIs were controlled by an individual named Edward Okun and certain other individuals who would gain access to the Exchange Funds and convert the Exchange Funds for their own use for personal gain. The plaintiffs seek class certification for all similarly situated plaintiffs who lost Exchange Funds when they placed such funds using the QIs. One of the QIs maintained accounts at the Bank for the purpose of holding Exchange Funds. With respect to plaintiffs’ claims against the Bank, plaintiffs alleged, among other things, that the Bank knowingly aided and abetted breaches of fiduciary duties by Mr. Okun by facilitating wire transfers of Exchange Funds from accounts at the QI at the Bank to accounts controlled by Mr. Okun and his related entities at other financial institutions. On October 2, 2009, the Bank filed a Motion to Dismiss with the court requesting the court to dismiss all plaintiffs’ claims against the Bank since the Bank successfully initiated the QI’s wire transfers, and therefore, the Bank cannot be held liable under U.C.C. Article 4-A. On February 3, 2010, the court granted the Bank’s Motion to Dismiss agreeing with the Bank that the Bank cannot be held liable under U.C.C. Article 4-A; and furthermore, that all common law claims against the Bank are preempted by U.C.C Article 4-A. While the court dismissed the Bank from the action, it granted the plaintiffs with leave to amend the complaint. On March 3, 2010, the plaintiffs filed a second amended complaint with the court against the Bank and other defendants, making the following allegations specifically against the Bank: (i) aiding and abetting a breach of fiduciary duty by means of non-electronic transfers; (ii) aiding and abetting fraud by means of non-electronic transfers; (iii) aiding and abetting fraud; (iv) conversion and aiding and abetting conversion by means of non-electronic transfers; (v) conversion; (vi) aiding and abetting a conversion; (vii) contractual interference; (viii) negligence and (ix) violations of U.C.C. Article 4-A. While the Bank’s liability, if any, to the plaintiffs claims in this case is uncertain at this time, the Company believes that the Bank has meritorious defenses to the plaintiffs’ claims.
United Western Bank. Highpoint Vista, LLC et al. v. United Western Bank et al. In July 2009, the plaintiffs, who are borrowers and/or guarantors on a $20.5 million loan secured by real estate, filed a complaint in the Colorado District Court for the City and County of Denver against the Bank and an officer of the Bank, seeking damages in excess of $10 million dollars against the Bank for breach of contract, breach of the covenant of good faith and fair dealing, breach of fiduciary duties and negligent misrepresentation. The plaintiffs allege that the Bank entered into an agreement with the borrowers whereby the Bank would issue a letter of credit to a third party, extend the maturity date on the real estate loan and approve the recording of a second deed of trust on the real estate securing the Bank’s loan and that the Bank failed to execute such letter of credit, extend the maturity date and approve the recording of a second deed of trust on the real estate, thereby causing damages to plaintiffs. On September 15, 2009, the plaintiffs agreed to dismiss the Bank’s loan officer from the matter. On January 4, 2010, the parties to the action agreed to stipulate to dismissing the action without prejudice.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Common Stock Market Prices and Dividends
Our common stock, $0.0001 par value, is traded on the NASDAQ Global Market under the symbol “UWBK.” The following table sets forth the quarterly market price for our common stock and cash dividends paid per share of our common stock for 2009 and 2008:

	Market Price
	High	Low	Dividends Paid
Quarter Ended:
December 31, 2009	$4.29	$2.17	$—
September 30, 2009	10.17	3.71	0.01
June 30, 2009	10.85	4.44	0.06
March 31, 2009	9.98	4.40	0.06

December 31, 2008	$12.15	$6.98	$0.06
September 30, 2008	13.68	9.92	0.06
June 30, 2008	18.08	12.42	0.06
March 31, 2008	20.09	15.60	0.06
At March 11, 2010, there were 29,358,580 shares of the Company’s common stock outstanding held by 149 holders of record, which excludes beneficial owners who hold their shares through nominees or in “street” name. The closing price per share of common stock on December 31, 2009, the last trading day of the Company’s fiscal year, was $2.76.
Dividends
Given current economic conditions the board of directors reduced the dividend to $.01 in the third quarter of 2009. Given the continuation of the difficult economic conditions as well as our results of operations, the Company and the board of directors have decided to suspend our quarterly cash dividends. Additionally, in accordance with the Informal Agreement between the Company and the OTS, the Company is required to obtain the prior written non-objection of the OTS prior to the declaration of a dividend or other capital distribution or redemption of any common stock. There can be no assurance as to future dividends because they are dependent on the Company’s future earnings, capital requirements and financial conditions. Further, if the scheduled payments on our junior subordinated debentures and trust preferred securities have not been made the Company would be prohibited from the payment of dividends. See Item 7. “Management’s Discussion and Analysis of Financial Conditions and Results of Operations — Liquidity and Capital” in this report and Notes 13 and 14 to the financial statements. The ability of UW Trust, UWIS and United Western Bank to pay dividends to United Western Bancorp may be restricted due to certain regulatory requirements. See Item 1. “Business — Regulation and Supervision” in this report.

Issuer Purchases of Equity Securities
The following table provides information with respect to purchases made by the Company of the Company’s common stock during 2008 and 2007. There were no purchases made by the Company of the Company’s common stock during 2009.

			Total Number of	Maximum Number
			Shares Purchased	of Shares that may
	Total Number of	Average Price	as part of Publicly	yet be purchased
	Shares Purchased	Paid per Share	Announced Plan	under the Plan
January 1 through February 28, 2008	—	$—	—	—
March 1 through March 31, 2008	13,900	16.25	13,900	365,018
April 1 through May 31, 2008	—	—	—	—
June 1 through June 30, 2008	100,000	13.79	100,000	265,018
July 1 through December 31, 2008	—	—	—	—

Total	113,900	$14.09	113,900	265,018

			Total Number of	Maximum Number
			Shares Purchased	of Shares that may
	Total Number of	Average Price	as part of Publicly	yet be purchased
	Shares Purchased	Paid per Share	Announced Plan	under the Plan
January 1 through July 31, 2007	—	$—	—	—
August 1 through August 31, 2007	25,000	21.54	25,000	414,118
September 1 through November 30, 2007	—	—	—	—
December 1 through December 31, 2007	35,200	20.23	35,200	378,918

Total	60,200	$20.78	60,200	378,918

In November 2006, the Company’s Board of Directors authorized the repurchase of up to five percent of the Company’s outstanding common stock. On August 2, 2007, the Company’s Board of Directors authorized the repurchase of up to an additional five percent of the outstanding shares of the Company’s common stock. The repurchases of the Company’s common stock was made pursuant to those authorizations. Although there were 265,018 remaining available shares that were authorized for repurchase, the Company did not repurchase any shares during 2009. As shown in the table above, the Company discontinued the repurchase of its common shares by June 2008, and the Company has no further plans to repurchase additional shares of its common stock, which would require the non-objection of the OTS.

Performance Graph
The performance graph below compares the cumulative total shareholder return on United Western Bancorp, Inc. common stock with the cumulative total return on the equity securities of companies included in the SNL $1 billion to $5 billion Thrift Index and the Russell 2000 Index. The graph assumes an investment of $100 on December 31, 2004 and reinvestment of dividends on the date of payment without commissions. The performance graph represents past performance and should not be considered to be an indication of future performance.

Index	12/31/2004	12/31/2005	12/31/2006	12/31/2007	12/31/2008	12/31/2009
United Western Bancorp, Inc.	$100.00	$150.36	$159.79	$161.57	$76.99	$23.18
SNL $1B-$5B Thrift index	100.00	99.12	114.01	88.94	75.87	63.69
Russell 2000	100.00	104.55	123.76	121.82	80.66	102.58

Item 6.	Selected Financial Data
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

	As of and for the Year Ended December 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands, except per share data)
Statement of Operations Data
Interest and dividend income	$101,507	$115,017	$121,559	$115,300	$87,096
Interest expense	31,193	33,032	52,717	59,783	42,466

Net interest income before provision for credit losses	70,314	81,985	68,842	55,517	44,630
Provision for credit losses	35,032	8,599	2,312	2,019	891

Net interest income after provision for credit losses	35,282	73,386	66,530	53,498	43,739

Noninterest income:
Custodial, administrative and escrow services	491	864	606	302	1,319
Loan administration	4,290	4,914	6,311	7,749	10,103
Gain on sale of loans held for sale	2,248	764	2,124	640	1,511
(Loss) gain on trading securities	—	—	—	(229)	613
(Loss) gain on sale of available for sale investment securities	(46,980)	—	98	274	(122)
Total other-than-temporary impairment losses	(42,790)	(4,110)	—	—	—
Portion of loss recognized in other comprehensive income (before taxes)	6,197	—	—	—	—

Net impairment losses recognized in earnings	(36,593)	(4,110)	—	—	—
Gain on sale of investment in Matrix Financial Solutions, Inc.	3,567	—	—	—	—
Gain on sale of assets	—	—	—	3,100	300
Litigation settlements	—	—	155	2,550	764
Other	2,450	3,072	3,729	8,265	8,203

Total noninterest (loss) income	(70,527)	5,504	13,023	22,651	22,691
Noninterest expense	76,892	66,130	66,085	61,885	65,136

(Loss) income from continuing operations before income taxes	(112,137)	12,760	13,468	14,264	1,294
Income tax (benefit) expense	(32,567)	2,635	3,315	3,885	(318)

(Loss) income from continuing operations	$(79,570)	$10,125	$10,153	$10,379	$1,612

(Loss) income from continuing operations per share basic	$(6.06)	$1.39	$1.39	$1.33	$0.23
(Loss) income from continuing operations per share — assuming dilution (1)	$(6.06)	$1.39	$1.39	$1.33	$0.23
Weighted average common shares — basic	13,139,070	7,164,250	7,247,636	7,791,516	6,943,480
Weighted average common shares — assuming dilution	13,139,070	7,164,598	7,256,484	7,791,516	7,035,948

	As of and for the Year Ended December 31,
	2009	2008		2007		2006		2005
Balance Sheet Data
Total assets	$2,526,172	$2,259,429		$2,096,559		$2,156,548		$2,079,388
Cash and due from banks	586,380	22,880		40,806		23,754		34,232
Investment securities	390,199	558,037		661,781		838,979		540,194
Loans held for investment, net	1,150,105	1,233,301		885,710		711,601		425,943
Loans held for sale — at lower of cost or fair value	260,757	291,620		369,071		444,120		927,442

Mortgage servicing rights, net	7,344	9,496		11,971		15,399		20,708
Deposits(2)	1,993,513	1,724,672		1,385,481		1,345,681		1,124,044
Custodial escrow balances	31,905	29,697		34,172		40,017		49,385
FHLBank borrowings	180,607	226,721		406,129		519,431		615,028
Junior subordinated debentures owed to unconsolidated subsidiary trusts	30,442	30,442		30,442		56,216		61,372
United Western Bank repurchase agreements	78,635	81,265		76,428		50,000		—
Other borrowings	30,000	38,000		21,000		10,000		29,581
Total shareholders’ equity(3)	159,651	101,949		113,421		107,753		180,728

Operating Ratios and Other Selected Data
Average equity to average total assets(4)	5.62%	5.01%		5.42%		5.12%		5.00%
Yield on assets	4.31	5.54		6.09		5.63		4.75
Cost of liabilities	1.45	1.80		3.06		3.26		2.56
Net interest margin(4)(5)	3.00	3.96		3.46		2.74		2.44
Return from continuing operations on average total assets(4)	NMF	0.46		0.48		0.48		0.08
Return from continuing operations on average equity(4)	NMF	9.21		8.92		9.34		1.61
Operating efficiency ratio(4) and (6)	NMF	72.57		76.46		72.09		86.97

Ratios of Earnings to Fixed Charges(7)
Including interest on deposits	NMF	1.38	X	1.25	X	1.24	X	1.03	X
Excluding interest on deposits	NMF	1.60		1.51		1.38		1.05

Total Loan Performance Ratios and Data
Nonperforming loans(8)	$54,290	$21,899		$10,475		$8,398		$16,894
Nonperforming loans/total loans(8)	3.76%	1.42%		0.83%		0.72%		1.24%
Nonperforming assets/total assets(8)	2.80	1.17		0.65		0.64		1.03
Net loan charge-offs/average loans(4)	1.33	0.04		0.07		0.11		0.46

Loans held for Investment Performance Ratios and Data
Allowance for credit losses	$34,669	$16,183		$8,000		$6,231		$4,808
Nonperforming loans held for investment(8)	60,833	13,064		4,251		3,675		9,601
Nonperforming loans held for investment /total loans held for investment(8)	5.13%	1.05%		0.48%		0.51%		2.23%
Allowance for credit losses/total loans held for investment	2.93	1.30		0.90		0.87		1.12
Allowance for credit losses/nonperforming loans held for investment	56.99	123.87		188.19		169.55		50.08

(1)
Net (loss) income per common share assuming dilution is based on the weighted average number of common shares outstanding during each period and the dilutive effect, if any, of stock options and restricted stock outstanding. There are no other dilutive securities.

(2)	At December 31, 2009, 2008, 2007, 2006 and 2005, the total balance of brokered deposits was $575.7 million, $229.4 million, $13.0 million, $25.7 million, and $42.5 million, respectively.

(3)
Total Shareholders’ Equity at December 31, 2009 included approximately $81.7 million in net proceeds from the September 2009 public offering. See Note 23 to the financial statements. Total Shareholders’ Equity at December 31, 2005 included approximately $87.0 million in proceeds from the private offering completed in December 2005. The Company used approximately $79.5 million of the proceeds in January 2006 to complete the issuer tender offer and purchase shares of the Company’s common stock. This use of proceeds reduced total shareholders equity in January 2006.

(4)
Calculations are based on average daily balances where available and monthly averages otherwise. In some instances, the results are reported as “NMF” meaning “not a meaningful figure” since the reported results would otherwise have reflected a negative number due to the operating loss realized in the period.

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
Fourth Quarter Results
Loss from continuing operations for the fourth quarter of 2009 was $40.6 million or $(1.40) per diluted share compared to loss from continuing operations of $8.7 million for the third quarter of 2009 or $(0.95) per diluted share. The Company reported income from continuing operations of $2.4 million or $0.33 per diluted share in the fourth quarter of 2008. The results of the fourth quarter of 2009 were significantly impacted by the current economic environment.
Comparing the fourth quarter to the third quarter of 2009, net interest income declined $809,000, as a result of the change in asset mix caused principally by excess liquidity we have maintained on our balance sheet. Total interest income for the fourth quarter of 2009 declined by $1.1 million, to $24.2 million as compared to $25.2 million for the third quarter of 2009. Interest income on community bank loans decreased $584,000 due to the $41.6 million decrease in average community bank loans between the periods. Interest income from other loans and securities declined $726,000 between the third and fourth quarter of 2009. This decline was the result of (i) higher levels of premium amortization on purchased SBA loans and securities of $166,000, and (ii) overall lower average other loans and securities in the fourth quarter of 2009, of $44.9 million which was principally due to payoffs. Interest income from other earning assets increased $246,000 between the third and fourth quarter of 2009, on an average increase of $327.9 million of the principal balance of such assets. We maintained this additional liquidity on our balance sheet based on our decision to assess fourth quarter provision for credit loss levels and potential for other-than-temporary impairment charges prior to reducing this balance. Overall these items impacted the fourth quarter of 2009 yield on interest-earning assets which was 3.66% compared to 4.2% for the third quarter of 2009. Interest expense declined $255,000 in the fourth quarter which was principally the result of a decline in the rates paid on certificate of deposits accounts. In the fourth quarter the cost of funds was 1.31% compared to 1.48% for the third quarter of 2009.
Net interest income was $16.2 million for the fourth quarter of 2009 compared to $20.8 million for the fourth quarter of 2008. The yield on interest-earning assets was 3.66% for the fourth quarter of 2009 compared to 5.35% for the fourth quarter of 2008. The cost of interest bearing liabilities was 1.31% for the fourth quarter of 2009 compared to 1.64% for the fourth quarter of 2008. Between the periods, interest rates declined due to the economic environment that was prevalent in 2009, which resulted in declines in the yield on assets and liabilities. Runoff of other loans and securities from repayment resulted in declines in interest income from those assets. Interest expense declined principally as a result of the declining interest rate environment.
Net interest income before provision for credit losses totaled $16.2 million for the quarter ended December 31, 2009, compared to $17 million for the quarter ended September 30, 2009. Our net interest margin was 2.47% for the fourth quarter of 2009 compared to 2.84% for the third quarter of 2009. The 37 basis point decline in net interest margin between the third and fourth quarters of 2009 was due to the factors discussed above. For the quarter ended December 31, 2008 net interest margin was 3.88%; the 141 basis point decrease in the net interest margin from the fourth quarter of 2008 and 2009 was principally due to higher levels of liquidity maintained on the balance sheet and an 81 basis points decrease in the average prime rate.

Provision for credit losses expense increased $4.4 million between the third and fourth quarters of 2009. The provision for credit losses expense of $14.5 million for the fourth quarter of 2009 was principally related to an increase in nonperforming loans in the period. Provision for credit losses was $2.4 million in the fourth quarter of 2008 as a result of $64 million of growth, net of repayments in the community bank loan portfolio, an increase in specific impairments of $189,000 for one commercial loan, and approximately $1.7 million related to other existing loans that demonstrated signs of weakness for which the loan grade was reduced as well as a continued decline in general economic conditions.
Noninterest (loss) income was ($30.9) million for the quarter ended December 31, 2009, compared to $41,000 for the quarter ended September 30, 2009. The Company incurred $33.2 million of other-than-temporary impairment (“OTTI”) charges on 13 of its non-agency residential mortgage-backed securities in the fourth quarter of 2009 due to continued deterioration in the underlying performance of the mortgage collateral of these securities. The OTTI charges were predominately in older vintage securities with approximately 80% from 2005 and earlier-date issued securities. In addition, the OTTI is largely in securities that are support securities, or securities that are not the most senior securities in a structure. The non-agency residential mortgage-backed securities market continues to be substantially illiquid, and therefore the evaluation for impairment and the determination of fair value remains highly complex and is dependent upon the assumptions applied. As part of the evaluation, the Company completes an analysis of estimated cash flows for these securities, which incorporates, but is not limited to, an estimate of the level of voluntary repayments, both known and projected defaults on the underlying mortgage collateral, and an estimate of loss severity. Based on the continued deterioration of the underlying collateral performance during the fourth quarter of 2009 and into the first quarter of 2010, including substantial downgrades in the first quarter of 2010, as well as the protracted nature of the current financial crises in the U.S. in general and the U.S. housing market in particular, for the fourth quarter of 2009 management changed its estimate of future cash flows, by applying a more conservative estimate of future defaults than in previous quarters. Noninterest income was $2.0 million for the quarter ended December 31, 2008 in which period there were no OTTI charges.
Noninterest expense was $20.9 million for the quarter ended December 31, 2009 compared with $21 million for the quarter ended September 30, 2009. In comparing the fourth quarter and the third quarter 2009, noninterest expense was relatively unchanged as management reduced controllable expenses including compensation, professional fees, public relations and marketing compared to the earlier quarter. Noninterest expense was $17.3 million for the quarter ended December 31, 2008. Between the fourth quarters of 2009 and 2008, the principal factor contributing to the $3.6 million increase in noninterest expense was a $2.8 million increase in subaccounting fees. Subsequent to the sale of certain assets of UW Trust at the end of June 2009, the Company has incurred subaccounting fees on the custodial deposits transferred to the buyer. The remaining increase is a result of increases in deposit insurance expense, loan collection expenses, and real estate owned expenses.
Income tax (benefit) expense from continuing operations was ($9.4) million for the quarter ended December 31, 2009, compared to ($5.4) million for the quarter ended September 30, 2009. Our tax rate was (18.8%) and (38.2%) for those same periods, respectively. The effective income tax rate for the fourth quarter of 2009 was impacted by the establishment of a $10.2 million deferred tax valuation allowance. Due to the loss incurred in the fourth quarter of 2009 and for the year then ended, the Company was unable to conclude that it is more likely than not that we will generate sufficient taxable income in the foreseeable future to realize all of our deferred tax assets. In evaluating the level of valuation allowance needed the Company considered the amount of net operating loss carryback potential, which approximated $12.2 million, after consideration of the impact on the utilization of various tax credits in those periods. In addition, management evaluated various tax planning strategies which could be utilized to support a portion of the deferred tax asset. Some of the tax planning strategies considered, which would not substantially impact the business, were sale-leaseback of facilities, redemption of life insurance, and the sale of certain lines of business or assets. Based on the carryback potential and tax planning strategies, management determined that a valuation allowance of $10.2 million was appropriate. At December 31, 2009, the net deferred tax asset was $14.2 million. Income tax expense from continuing operations in the quarter ended December 31, 2008 was $766,000 and our tax rate was 24.4%.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion is management’s analysis to assist in the understanding and evaluation of our financial position and results of operations of the Company. It should be read in conjunction with the information set forth under Item 1A. “Risk Factors,” and our consolidated financial statements and notes thereto included in Item 8 in this report.

Overview
The Company’s primary sources of revenue, through the Bank, are net interest income (predominately from loans and deposits, and also from investment securities and other funding sources), and noninterest income, including loan administration income, gains on sale of originated SBA loans, and other noninterest income. Volumes of loan originations and pricing decisions are key determinants in revenue potential, and these tend to be impacted by overall economic factors, including market interest rates, overall business levels, economic growth, consumer confidence, and competitive conditions.
The Company experienced significant challenges during 2009 as the deteriorating economic and credit environments negatively affected the Company’s results. In June 2009, the Bank sold 100% of its available-for-sale mortgage-backed securities collateralized by option adjustable rate residential loans with an unpaid principal balance of $47.3 million. We realized a loss of $47 million, or $29.2 million, net of tax from the sale. Each of the five securities was rated AA by nationally recognized rating agencies at acquisition. However, in the period from April 2008 through June 2009, the securities were progressively downgraded until they were graded significantly below investment grade. As a result of the downgrades of the securities, and because the securities were lower tranche securities in relation to other securities issued in the same security structure, the Bank was required to assign large amounts of capital for the purposes of determining the Bank’s regulatory risk-based capital ratio. Consequently the Bank elected to sell the securities, which provided regulatory capital relief to the Bank in spite of the loss incurred. This loss from operations was substantially offset by a gain on sale, which was reported as discontinued operations in the statement of operations, from the sale of UW Trust assets. We realized a gain of $36.1 million, net of tax from that transaction. In addition to the two items referenced above, we also were impacted by increased levels of OTTI and provisions for credit losses. During 2009, the Company recognized OTTI charges of $36.6 million on its non-agency mortgage backed securities portfolio due to continued declines in the performance of the underlying residential loans that collateralize such securities. In addition, the Company made provisions for credit losses of $35 million in 2009 to maintain the allowance at a level we felt was appropriate based on the economic challenges facing our borrowers.
Since mid-2007 the banking industry and the securities markets have been materially and adversely affected by significant declines in the fair value of nearly all asset classes and by a lack of liquidity. In addition, the U.S. economy has been in a recession. The Company’s financial performance generally, and in particular the ability of borrowers to pay interest on and repay principal of outstanding loans and the fair value of collateral securing those loans, is highly dependent on the economy in our markets. The current market conditions continue to present difficult asset quality issues for the banking industry (including the ongoing effect of current economic conditions and lower residential and commercial real estate values) and for the Company (including higher net charge offs and higher levels of nonperforming assets as compared to our historical experience). In the current real estate market, the value of the collateral securing the loans has become one of the most important factors in determining the appropriate amount of allowance for credit losses to record at the balance sheet date. Additionally, the performance and value of the loans that collateralize our non-agency mortgage-backed securities and our outlook on market conditions has significantly impacted the determination of OTTI. Based on these factors, and others, during the third and fourth quarter of 2009 the Company raised net proceeds of approximately $81.7 million by issuing 22 million shares of common stock through a public stock offering.
During 2009, we focused on asset quality issues and the corresponding decline in the Company’s credit quality metrics of both loans and non-agency mortgage backed securities. During 2009, the Company hired a new loan review executive, enhanced many of its lending policies and procedures. These enhancements included reducing the advance rates on many real estate related loan types and including increasing loss factors for various loan types based on actual credit losses realized and impairments on other loans as such impairments were incurred. Overall the increase in the allowance for credit losses was based on and consistent with the deterioration in performance of 10 construction and land development loan relationships, and 10 commercial real estate loan relationships. A record level of provision for credit losses and charge offs resulted for 2009. Management expects 2010 provision for credit losses and charge off amounts will also be elevated compared to historical levels.
During the fourth quarter of 2009, the Company recognized an OTTI charge in earnings of $33.2 million across 13 securities. For the securities subject to OTTI in the fourth quarter of 2009, the collateral coverage ratio (the amount of support tranches underlying the Company’s position in the security relative to loans 60 days or more past due) declined between 14% and 100%, and on a weighted average basis the decline was 28%. The average credit support (the amount of support tranches underlying the Company’s position in the security relative to less senior tranches) for these 13 securities declined from 5.3% at September 30, 2009 to 3.5% at December 31, 2009, due to losses incurred by support tranches. The cumulative level of delinquencies in these securities continued to increase in the fourth quarter of 2009 despite the losses incurred by support tranches thus the pipeline of problem loans has not declined with the losses incurred. At December 31, 2009 the collateral coverage ratio for the 13 securities subject to OTTI during the fourth quarter ranged from zero to 0.77%, with an average below one-half percent. In addition, on February 22, 2010, Standard & Poor’s (“S&P”) ratings services cut the ratings on 2,861 classes underlying 354 residential mortgage-backed securities transactions. S&P said that because of higher delinquencies, credit enhancements for the classes in question will likely not be enough to cover projected losses. Included in the S&P February ratings declines were 22 securities owned by the Company. In total approximately 47.5% of the Company’s portfolio was downgraded, watch listed, or in a few cases the rating was affirmed subsequent to January 31, 2010.

The continued economic downturn and the poor economic indicators including continued declines in home prices, continued high unemployment, and continued erosion of mortgage equity that occurred in the fourth quarter of 2009 and the early first quarter of 2010 concerned us, especially in connection with the downgrades in securities. Over the past year it had appeared that the rating agencies were being more conservative and reacting more timely, but these downgrades showed the rating agencies were still lagging. During the off-cycle field visit by our regulators beginning in January 2010, we discussed with the OTS and FDIC our assumptions regarding the determination of OTTI and the fair value of securities, our observations of the performance of the loans underlying our non-agency mortgage backed securities, and the macroeconomic factors discussed above, as well as our regulators’ views of how these securities have been performing for other industry participants. Though ongoing discussions were being held throughout January and February 2010, the Company was required by law to file the Thrift Financial Report on January 30, 2010, which we did. Based on an extensive review of all of the information available, we determined that we should re-evaluate the default assumptions used to determine the expected cash flows to be received from the securities for the period ended December 31, 2009.
One of the inputs that management uses for estimating cash flows on our mortgage backed securities is an estimated default rate on the underlying loan portfolio. Through September 30, 2009, and for the prior four quarters we had utilized an estimate for defaults from our third party provider that projected the estimated lifetime cumulative defaults based on loan level actual historical default performance for the specific pool. This analysis was supported by observed behavior that weaker loans go bad earlier and older paying loans have superior credit performance to more recently originated loans with similar underwriting criteria and show fewer weaknesses. Our own historical mortgage origination business resulted in weaker loans becoming delinquent early in the life of the instrument and the overall performance of the loans generally improved over time with additional seasoning. We expected this would also be the case with the mortgage-backed securities portfolio. This assumption was true with respect to the mortgage origination business, and still appeared to be true through the third quarter of 2009, as the residential home market was improving. The results of the fourth quarter of 2009 and the early first quarter of 2010 show that the length and severity of the recession, as well as home price depreciation is continuing, and as such, even these older loans have more risk. As a result, we determined that a cash flow estimate based on loan level default performance alone was no longer producing results that match the expectations that management believes are applicable to the underlying performance of the securities owned by the Company as of December 31, 2009. The change in the default assumption used in our cash flow estimate impacted both the amount of OTTI and the timing of OTTI recognition.
Accordingly, the Company has concluded its former default assumption was no longer indicative of the Company’s best estimate of cash flows. The Company worked with our third party provider to select an alternative default assumption based on an enhanced trend analysis in order to estimate cash flows that we believe better reflect the continued deterioration of the underlying collateral performance discussed previously and the protracted nature of the current financial crisis in the U.S. in general and the U.S. housing market in particular.
The new default assumptions contain two factors, first, an earlier forecast of when a loan will default, and secondly, an absolute increase in default levels. The earlier time-period forecast of default results in earlier recognition by the Company of OTTI through earnings. The accounting recognition can and does occur well before a loss (sometimes referred to as a principal break) is realized by actual security owned by the Company. Since such events are forecast up to 30 years in the future significant forecast error can occur. U.S. economic and financial factors that impact housing, as well as public policy and government actions, can and will impact such long-range forecasts.
For the year ended December 31, 2009, loss from continuing operations was $79.6 million or $(6.06) per diluted share compared to income from continuing operations of $10.1 million or $1.39 per diluted share for the year ended December 31, 2008. The loss for 2009 was attributed to four principal factors, (i) $47.0 million loss on the sale of available-for-sale mortgage-backed securities collateralized by payment option adjustable rate mortgage loans, or $29.2 million net of tax; (ii) $35.0 million of provision for credit losses, or $24.9 million net of tax, (iii) a net other-than-temporary impairment charge on non-agency mortgage backed securities of $36.6 million, or $26.0 million net of tax and (iv) during 2009 the Company held approximately $320 million of short term liquidity on its balance sheet, which negatively impacted net interest income and net interest margin for the period.

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
As a result of the sale, the Company recorded an after tax gain of approximately $36.1 million for the year ended December 31, 2009, which is included in discontinued operations for the period. The operating results associated with the sale of UW Trust assets have been retrospectively presented as discontinued operations beginning January 1, 2007.
Total assets at December 31, 2009 were $2.53 billion, which represented an increase of $267 million from December 31, 2008. Loan and security repayments together with deposit growth were principally invested in cash and due from banks.
Between 2008 and 2009, net interest income before provision for credit losses decreased by $11.7 million and our net interest margin decreased 96 basis points from 3.96% for 2008 to 3.00% for 2009. Increasing net interest income from an appropriate mix of growth in loans and management of our processing and trust deposit base represents the Company’s best opportunity for 2010 earnings growth. However, this is subject to various risks, such as competitive pricing pressures for the types of loan products we will seek, overall decreased loan demand, higher levels of nonperforming loans, disciplined pricing, and challenges to our processing and trust deposit base as discussed further below. Specifically, we expect net interest margin to improve prospectively from the following actions: (i) future reductions in our processing and trust deposit base in order to reduce excess liquidity; (ii) continued disciplined loan pricing; and (iii) a 200 basis point reduction in the effective interest rate paid on $180 million of borrowings from FHLBank of Topeka.
Total loans declined $95.6 million, or 6.2%, between December 31, 2009 and 2008, including a $26.6 million decline in construction loans and a $31.1 million decline in land loans. We continued to execute our planned reduction of exposure to this loan class, which is consistent with the Informal Agreement we entered into in December 2009. Additionally, we modestly reduced commercial real estate loans during 2009.
Total deposits grew $271 million, or 15.5% between the end of 2009 and 2008. All of this growth can be attributed to the success of our community banking teams as community bank deposits increased by 142% to $465 million. The growth in community bank deposits was principally in certificate accounts offered through the CDARS network; however, we also grew community bank noninterest bearing deposits and money market and now accounts. In total, community bank deposit accounts increased by over 1,000 and reached 2,353 at December 31, 2009. Managing our processing and trust deposit base is a key factor to improving our net interest income and net interest margin prospectively. We elected to maintain additional liquidity on our balance sheet based on our decision to assess year end 2009 provision for credit loss levels and potential for other-than-temporary impairment charges prior to reducing this balance. We anticipate it will be the second quarter of 2010 before we can fully reduce selected processing and trust deposit balances to correspond to our anticipated liquidity requirements and goals for the year.

Results of Operations
Loss from continuing operations for 2009 was $79.6 million, or $(6.06) per diluted share compared to income from continuing operations of $10.1 million, or $1.39, per diluted share, for 2008 and $10.2 million or $1.39 per diluted share for 2007. Details of the changes of the various components of income from continuing operations are further discussed below.
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

	Year Ended December 31,
	2009			2008			2007
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest-earning assets:
Community bank loans:
Commercial real estate	$401,454	23,445	5.84%	$312,299	20,082	6.43%	$172,716	12,750	7.38%
Construction and development	363,943	17,376	4.77	321,410	19,080	5.94	157,796	14,394	9.12
Originated SBA loans	151,543	8,482	5.60	113,430	8,340	7.35	96,848	9,136	9.43
Multifamily	44,931	2,288	5.09	48,906	2,927	5.98	55,464	3,615	6.52
Commercial	124,207	6,931	5.58	112,239	7,122	6.35	54,765	4,707	8.59
Consumer and other loans	52,028	2,594	4.99	13,154	482	3.66	4,419	287	6.49

Total community bank loans	1,138,106	61,116	5.37	921,438	58,033	6.30	542,008	44,889	8.28
Other loans and securities:
Residential mortgage loans	305,507	14,036	4.59	385,908	20,503	5.31	517,720	27,882	5.39
Purchased SBA loans and securities	127,079	2,056	1.62	157,928	5,109	3.24	213,311	10,393	4.87
Mortgage-backed securities	445,439	23,281	5.23	560,039	29,894	5.34	663,379	35,233	5.31

Total other loans and securities	878,025	39,373	4.48	1,103,875	55,506	5.03	1,394,410	73,508	5.27

Interest-earning deposits	319,592	678	0.21	18,454	345	1.84	20,382	1,012	4.90
FHLBank Stock	20,224	340	1.68	34,298	1,133	3.30	39,297	2,150	5.47

Total interest-earning assets	2,355,947	101,507	4.31%	2,078,065	115,017	5.54%	1,996,097	121,559	6.09%

Noninterest-earning assets:
Cash	$62,601			$19,239			$18,720
Allowance for credit losses	(26,234)			(13,500)			(9,238)
Premises and equipment	25,646			21,662			11,321
Other assets	90,455			87,333			82,585

Total non-interest bearing assets	152,468			114,734			103,388

Total assets	$2,508,415			$2,192,799			$2,099,485

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Savings accounts	$344	1	0.29%	$256	2	0.76%	$165	2	1.26%
Money market and NOW accounts	1,484,182	7,525	0.51	1,238,869	10,376	0.84	1,198,094	25,759	2.15
Certificates of deposit	285,863	7,040	2.46	59,718	2,284	3.82	32,369	1,381	4.27
FHLBank borrowings	214,881	9,339	4.29	383,543	13,769	3.53	351,231	17,086	4.80
Repurchase agreements	79,195	3,666	4.57	78,934	2,975	3.71	72,354	3,494	4.83
Borrowed money and junior subordinated debentures	68,149	3,622	5.24	53,702	3,626	6.64	59,742	4,995	8.25

Total interest-bearing liabilities	2,132,614	31,193	1.45%	1,815,022	33,032	1.80%	1,713,955	52,717	3.06%

Noninterest-bearing liabilities:
Demand deposits (including custodial escrow balances)	215,824			246,064			249,356
Other liabilities	19,096			21,831			22,327

Total non-interest bearing liabilities	234,920			267,895			271,683
Shareholders’ equity	140,881			109,882			113,847

Total liabilities and shareholders’ equity	$2,508,415			$2,192,799			$2,099,485

Net interest income before provision for credit losses		$70,314			$81,985			$68,842

Interest rate spread			2.86%			3.74%			3.03%

Net interest margin			3.00%			3.96%			3.46%

Ratio of average interest-earning assets to average interest bearing liabilities			110.47%			114.49%			116.46%

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

	Year ended 2009 versus 2008			Year ended 2008 versus 2007
	Increase (Decrease) Due to Change in			Increase (Decrease) Due to Change in
	Volume	Rate	Total	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Community bank loans:
Commercial real estate loans	$5,334	$(1,971)	$3,363	$9,155	$(1,823)	$7,332
Construction and development loans	2,337	(4,041)	(1,704)	11,017	(6,331)	4,686
Originated SBA loans	2,407	(2,265)	142	1,413	(2,209)	(796)
Multifamily loans	(225)	(414)	(639)	(405)	(283)	(688)
Commercial Loans	719	(910)	(191)	3,900	(1,485)	2,415
Consumer and other loans	1,881	231	2,112	365	(170)	195
Other loans and securities:
Residential loans	(3,917)	(2,550)	(6,467)	(6,973)	(406)	(7,379)
Purchased SBA loans and securities	(858)	(2,195)	(3,053)	(2,308)	(2,976)	(5,284)
Mortgage-backed securities	(6,008)	(605)	(6,613)	(5,536)	197	(5,339)
Interest-earning deposits	887	(554)	333	(87)	(580)	(667)
FHLBank stock	(361)	(432)	(793)	(247)	(770)	(1,017)

Total interest-earning assets	2,196	(15,706)	(13,510)	10,294	(16,836)	(6,542)

Interest-bearing liabilities:
Savings accounts	1	(2)	(1)	1	(1)	—
Money market and NOW accounts	1,785	(4,636)	(2,851)	847	(16,230)	(15,383)
Certificates of deposit	5,832	(1,076)	4,756	1,062	(159)	903
FHLBank borrowings	(6,888)	2,458	(4,430)	1,446	(4,763)	(3,317)
Repurchase agreements	10	681	691	310	(829)	(519)
Borrowed money	841	(845)	(4)	(467)	(902)	(1,369)

Total interest-bearing liabilities	1,581	(3,420)	(1,839)	3,199	(22,884)	(19,685)

Change in net interest income	$615	$(12,286)	$(11,671)	$7,095	$6,048	$13,143

Net Interest Income. Net interest income before provision for credit losses decreased $11.7 million, or 14.2%, to $70.3 million for the year ended December 31, 2009, as compared to $82.0 million for 2008. Our net interest margin decreased 96 basis points, to 3.00% for 2009 from 3.96% for 2008. Interest income declined $13.5 million to $101.5 million for 2009 compared to $115 million for 2008.
Interest income on community bank loans increased $3.1 million on a $216.7 million increase in average volume partially offset by a 93 basis point decline in the average rate. The increase in average volume of $216.7 million resulted in additional interest income of $12.5 million. For 2009, the yield on community bank loans was 5.37% compared to 6.30% for 2008. This 93 basis point decrease in yield contributed to an offsetting reduction of $9.4 million in interest income. The increase in volume was due principally to loans originated in the second half of 2008 that were outstanding for all of 2009. A significant portion of our community bank loans are variable rate and during 2009, the 93 basis point decline in the yield of these loans was attributed to the decline in the average prime rate of interest which averaged 5.08% for 2008 compared to 3.25% for 2009. Although the average prime rate declined by 183 basis points and the Company experienced an increase in its level of nonperforming loans during the year ended December 31, 2009, we were able to offset approximately one-half of the anticipated decline in interest income attributed to a change in rate due to disciplined pricing of our loan products.

Interest income on other loans and securities interest-bearing balances declined by $16.1 million based on a $225.9 million decline in average volume and a 55 basis point decrease in the yield on such assets. The decline in average other loans and securities interest bearing balances was consistent with our plans to allow these assets to decline through repayment over time as we add additional traditional community bank assets. The yield on residential loans and mortgage-backed securities declined to 4.48% for 2009 as compared to 5.03% for 2008. The decrease in the yield on these assets was due principally to the decreases in market interest rates. The majority of the other loans and securities are also variable rate including the purchased guaranteed portions of SBA 7(a) loans, which are tied to prime, and the residential mortgage loans for which the significant majority have reached their initial reset date and now fluctuate at least annually.
Interest expense decreased $1.8 million to $31.2 million for 2009 as compared to $33.0 million for 2008. This decrease was caused by a decline in the average rate paid on interest-bearing liabilities of 35 basis points to 1.45% for 2009 compared to 1.80% for 2008 due to changes in market rates, change in product mix, and management actions. Additionally, the decline in both LIBOR and Federal Funds rates that occurred from the start of 2008 through the end of 2009 contributed to the overall decline in rates paid. The decline in rates contributed $3.4 million to the decline in interest expense for 2009. Average interest-bearing liabilities increased $318 million between 2009 and 2008 and this increase in average balance offset the decline in rate by $1.6 million.
Net interest income before provision for credit losses increased $13.1 million, or 19.1%, to $82.0 million for the year ended December 31, 2008, as compared to $68.8 million for 2007. Our net interest margin increased 50 basis points, to 3.96% for 2008 from 3.46% for 2007.
The increase in net interest margin for 2008 was due to a 126 basis point decrease in the average rate paid on our interest bearing liabilities, which decreased to 1.80% for 2008 compared to 3.06% for 2007. The average rate paid for our interest bearing liabilities declined due to changes in market rates and management actions. The decline in rates contributed $22.9 million to the decline in interest expense for 2008. Average interest-bearing liabilities increased $101.1 million between 2008 and 2007 and this increase in average balance offset the decline in rate by $3.2 million.
Interest income on community bank loans in 2008 increased $13.1 million on a $379.4 million increase in volume partially offset by a 1.98% decline in the average rate. The increase in volume was due to the continued execution of our business plan, the decline in rates was due to market factors. A significant portion of our community bank loans are variable rate and during 2008, the prime rate of interest declined 4.00% from 7.25% at December 31, 2007 to 3.25% at December 31, 2008.
Interest income on other assets and securities interest-bearing balances in 2008 declined by $18.0 million based on a $290.5 million decline in volume and a 24 basis points decrease in the yield on such assets. The decline in these assets was consistent with our plans to allow these assets to decline through repayment. The decrease in the yield on these assets was due principally to the decreases in market interest rates. The majority of the other assets and securities are also variable rate including the purchased guaranteed portions of SBA 7(a) loans, which are tied to prime, and the residential mortgage loans for which the significant majority have reached their initial reset date and now fluctuate at least annually.
Provision for Credit Losses. The provision for credit losses is determined by the Company as the amount to be added to the allowance for credit losses after net charge-offs have been deducted to bring the allowance to a level that is the Company’s best estimate of probable incurred credit losses inherent in the held for investment loan portfolio. The provision for credit losses totaled $35.0 million in 2009 compared to $8.6 million in 2008 and $2.3 million in 2007. The provision for 2009 was in part due to an increase in nonperforming loans, higher levels of net charge-offs, which were 1.33%, and the weak economic conditions that have resulted in declining collateral values on several real estate related projects that are considered classified loans. These collective factors also caused us to increase the loss factors that we apply in our allowance for credit loss model, in particular to construction and development loans, commercial real estate loans, and certain residential loans to reflect the higher risk associated with those loans. The provision for 2008 was the result of the $413 million of net new community bank loans added to the portfolio, an increase in specific impairments associated with loans that became nonperforming during the year, other loans that demonstrated signs of weakness for which the loan grade was reduced and a decline in the general economic conditions. The provision for 2007 was principally due to the growth of the community bank loan portfolio that occurred. See the section captioned “Allowance for Credit Losses” elsewhere in this discussion for further analysis of the provision for credit losses.

Noninterest Income. An analysis of the components of noninterest income is presented in the table below:

	Years Ended December 31,			$ Change		% Change
	2009	2008	2007	2009-2008	2008-2007	2009-2008	2008-2007
	(Dollars in thousands)
Noninterest income:
Custodial, administrative and escrow services	$491	$864	$606	$(373)	$258	(43)%	43%
Loan administration	4,290	4,914	6,311	(624)	(1,397)	(13)	(22)
Gain on sale of loans held for sale	2,248	764	2,124	1,484	(1,360)	194	(64)
(Loss) gain on sale of available for sale investment securities	(46,980)	—	98	(46,980)	(98)	100	(100)
Total other-than-temporary impairment losses	(42,790)	(4,110)	—	(38,680)	(4,110)	941	100
Portion of loss recognized in other comprehensive income (before taxes)	6,197	—	—	6,197	—	100	—

Net impairment losses recognized in earnings	(36,593)	(4,110)	—	(32,483)	(4,110)	790	—
Gain on sale of investment in Matrix Financial Solutions, Inc.	3,567	—	—	3,567	—	100	—
Litigation settlements	—	—	155	—	(155)	—	(100)
Other income	2,450	3,072	3,729	(622)	(657)	(20)	(18)

Total noninterest (loss) income	$(70,527)	$5,504	$13,023	$(76,031)	$(7,519)	(1,381)%	(58)%

Custodial and Administration Services. Service fees for custodial and administration services fees decreased $373,000 or 43%, to $491,000 for the year ended December 31, 2009, as compared to $864,000 for the year ended December 31, 2008.
Service fees for custodial and administration services fees increased $258,000 or 43%, to $864,000 for the year ended December 31, 2008, as compared to $606,000 for the year ended December 31, 2007. The increase was due to increases in the volume of administrative activity as well as increases in all fees associated with these services.
In the fourth quarter of 2007, the Company elected to restructure our relationship with one life settlement agent for special asset acquisitions and administration and terminate certain elements of business with respect to this large life settlement agent account. As a result of this decision, there has been a corresponding decline in revenues relating to the escrow administration business. On June 27, 2009, UW Trust transferred substantially all of its contractual relationships for custodial and administrative services pertaining to individual retirement accounts and other tax qualified retirement plans in an exchange for value to Equity Trust Company pursuant to a purchase and sale agreement (the “PSA”). The PSA provided that, until June 27, 2014, UW Trust may not, with certain exceptions: (i) serve as a custodian or trustee for self-directed individual retirement accounts in which customers have the ability to invest through such accounts in certain alternative investments; or (ii) act as a custodian or administrator for certain tax qualified retirement plans. UW Trust is in the process of implementing its revised business plan in light of these restrictions and intends to focus the majority of its business on providing administrative and escrow services prospectively.

Loan Administration. Loan administration income represents service fees earned from servicing loans for various investors, which are based on a contractual percentage of the outstanding principal balance plus late fees and other ancillary charges. Loan administration fees decreased $624,000, or 13%, to $4.3 million in 2009 as compared to $4.9 million in 2008. Our mortgage loan servicing portfolio decreased to an average balance of $831 million for 2009 as compared to an average balance of $975 million for 2008, resulting in the overall decline in loan administration income. The average service fee (including all ancillary income) was 0.46% in 2009 versus 0.47% in 2008, which is a function of the loans that remain in the servicing portfolio and level of delinquencies. As we move forward we may augment our community banking business plan strategy with various alternatives that would be designed to enhance our overall liquidity position and to achieve profitability. These plans may include, in conjunction with a strategic partner, the acquisition of a relatively modest level of mortgage servicing assets that would generate additional noninterest income for the Company. We continue to explore these and other alternatives on a regular basis, although there is no certainty that any will be executed.
Loan administration fees decreased $1.4 million, or 22%, to $4.9 million in 2008 as compared to $6.3 million in 2007. Our mortgage loan servicing portfolio had decreased to an average balance of $975 million for 2008 as compared to an average balance of $1.2 billion for 2007. The average service fee (including all ancillary income) was 0.47% in 2008 versus 0.50% in 2007, which is a function of the loans that remain in the servicing portfolio and level of delinquencies.
Gain on Sale of Loans Held for Sale. Gain on sale of loans held for sale increased $1.5 million, or 194%, to $2.3 million for the year ended December 31, 2009 compared to $764,000 for 2008. The gain reported for 2009 was from the sale of originated SBA loans with an unpaid principal balance of $33 million, compared to $23.2 million of loan sales in 2008. These loan sales were part of our management of industry concentrations, interest rate risk, and regular sales of the guaranteed portion of SBA-originated loans. The increase in gain on sale of loans held for sale between 2008 and 2009 was related to improved market conditions for government guaranteed assets and the resultant higher premiums offered by purchasers. Gains on sale of loans held for sale are part of our ongoing business plan. We expect such gains will fluctuate from period to period based on a variety of factors, such as the current interest rate environment, the supply and mix of loans available in the market, the particular loans we elect to sell, overall volume of securitization activity for these loan types, and other market conditions.
Gain on sale of loans held for sale declined $1.4 million, or 64%, to $764,000 for the year ended December 31, 2008 compared to $2.1 million for 2007. The decline in gain on sale of loans held for sale between 2008 and 2007 was related to market conditions, including market participants lower levels of liquidity, and resultant lower premiums offered by purchasers.
(Loss) Gain on Sale of Available for Sale Investment Securities. In 2009, we realized a $47.0 million loss from the sale of 100% of our available-for-sale mortgage-backed securities collateralized by option adjustable rate residential loans with an unpaid principal balance of $47.3 million. Each of the five securities sold was rated AA by nationally recognized rating agencies at acquisition. However, in the period from April 2008 through June 2009, the securities were progressively downgraded until they were graded significantly below investment grade. As a result of the downgrades of the securities, and because the securities were lower tranche securities in relation to other securities issued in the same security structure, the Bank was required to assign large amounts of capital for the purposes of determining the Bank’s regulatory risk-based capital ratio. Consequently, the Bank elected to sell the securities, which provided regulatory capital relief to the Bank in spite of the loss incurred. We did not sell any available-for-sale investment securities in 2008. In 2007 we sold three available-for-sale investment securities and realized a gain of $98,000.
Other-than-temporary Impairment (“OTTI”). The Company incurred $36.6 million of OTTI charges on 13 of its non-agency mortgage-backed securities in 2009 due to continued deterioration in the underlying performance of the mortgage collateral of these securities, as well as negative trends in general economic conditions. The non-agency residential mortgage-backed securities continue to be substantially illiquid, and their evaluation for impairment and the determination of fair value remains highly complex and is dependent upon the assumptions applied. As part of the evaluation, the Company completes an analysis of estimated cash flows for these securities, which incorporates, but is not limited to, an estimate of the level of voluntary repayments, both known and projected defaults on the underlying mortgage collateral, and an estimate of loss severity. Based on the continued deterioration of the underlying collateral performance, and the protracted nature of the current financial crisis in the U.S. in general and the U.S. housing market in particular, the Company revised its default assumptions used in our cash flow estimate, which is a more conservative estimate of future defaults than were previously used. See additional discussion at Item 7. “Management’s Discussion and Analysis — Balance Sheet — Investment Securities.” The Company believes that in the current economic conditions, that it is reasonably possible the Company will incur future OTTI charges on its non-agency mortgage backed securities.
For 2008 OTTI of $4.1 million was incurred on two non-agency collateralized mortgage obligations issued in 2005 and 2006 with total amortized cost of $9.4 million prior to the impairment write-down. Since the end of 2008 we have received principal repayments on these securities of $1.1 million and all scheduled interest payments. Included in the OTTI charges for 2009 was $2.0 million related to these two securities. Beginning in the third quarter of 2009 one of these securities has incurred a principal loss, and the other security incurred its first principal loss in December 2009.

Gain on Sale of Investment. During 2009, the Company completed the sale of 269,792 shares of Matrix Financial Solutions, Inc. for $16.00 per share resulting in aggregate proceeds of $4.3 million. The transaction was negotiated between the Company and the purchaser and the Company believes the exchange value per share represented the fair market value of such shares as of the sale date. The Company’s basis in the shares was $750,000, resulting in a gain on the sale of $3.6 million. Matrix Financial Solutions, Inc. is the successor to the Company’s former joint venture interest in Matrix Settlement and Clearance Services. The Company and Matrix Financial Solutions, Inc. have ongoing business relationships pursuant to which certain cash accounts under the control of Matrix Financial Solutions, Inc. are placed on deposit at the Bank. We did not sell any cost-method investments in 2008 or 2007.
Other Income. Other income for 2009 was $2.5 million, a $622,000, or 20% decline from 2008. Other income in 2009 principally includes settlement of a representation and warranty claim the Bank made against a large nationally recognized loan originator, from which the Company realized revenue of $370,000, income earned on bank-owned life insurance of $949,000, prepayment penalties on loans and other loan fees not recognized as part of yield on loans of $111,000, rental income of $200,000 on a property owned by a non-core subsidiary that was sold in June 2009, and other miscellaneous items. The decrease from 2008 to 2009 was a result of 2008 other income including non-recurring dividends from cost-method investments, a full year of rental income related to the property that was sold in June 2009, and reduction in other loan fees received from other institutions based on declining lending activity resulting from current market conditions
Other income for 2008 was $3.1 million, a $657,000, or 18%, decline from 2007. Other income in 2008 included income earned on bank owned life insurance of $954,000, dividends from cost-method investments of $540,000, prepayment penalties on loans and other loan fees not recognized as part of yield on loans of $405,000, rental income from a parcel of property that was sold in June 2009 of $415,000 and other miscellaneous items that totaled $758,000.
In 2007, other income from these same items was $937,000 earned on bank owned life insurance. Dividend income from cost-method investments was $405,000 in 2007; the increase for 2008 was related to the improved performance of the company’s results and the resulting dividends declared by their management. Prepayment penalties and loan fees not recognized as part of yield on loans was $1.1 million in 2007; the decline that occurred in 2008 was related to a reduction in other loan fees received from other institutions based on declining lending activity resulting from current market conditions. Income on the rental property that was sold in June 2009 was $414,000 relatively unchanged between the periods. Other miscellaneous items of other income for 2007 were approximately $870,000 versus $758,000 for 2008.
Noninterest Expense. Noninterest expense increased $10.8 million to $76.9 million for the year ended December 31, 2009 from $66.1 million for 2008. Noninterest expense was $66.1 million for the year ended December 31, 2007. The following table details the major components of noninterest expense for the periods indicated:

	Years Ended December 31,			$ Change		% Change
	2009	2008	2007	2009-2008	2008-2007	2009-2008	2008-2007
		(Dollars in thousands)
Noninterest expense:
Compensation and employee benefits	$25,417	$24,868	$21,892	$549	$2,976	2%	14%
Subaccounting fees	20,442	17,914	22,851	2,528	(4,937)	14	(22)
Amortization of mortgage servicing rights	2,507	2,635	3,489	(128)	(854)	(5)	(24)
Lower of cost or fair value adjustment on loans held for sale	586	2,793	722	(2,207)	2,071	(79)	287
Occupancy and equipment	3,368	2,708	2,346	660	362	24	15
Deposit insurance	4,920	1,027	818	3,893	209	379	26
Postage and communication	937	910	770	27	140	3	18
Professional fees	4,043	3,333	2,082	710	1,251	21	60
Mortgage servicing rights subservicing fees	1,369	1,690	1,931	(321)	(241)	(19)	(12)
Redemption of junior subordinated debentures	—	—	1,487	—	(1,487)	—	(100)
Other general and administrative	13,303	8,252	7,697	5,051	555	61	7

Total noninterest expense	$76,892	$66,130	$66,085	$10,762	$45	16%	0%

Compensation and employee benefits increased $549,000 million, or 2%, to $25.4 million for the year ended December 31, 2009 compared to $24.9 million for the year ended December 31, 2008. The head count was down slightly, with 224 employees at December 31, 2009 compared to 230 employees at December 31, 2008. The principal cause of the increase in compensation expense between the periods was higher medical insurance costs and an increase in compensation related to the deferred direct loan origination costs. Between 2008 and 2009, loan growth declined and, as such, there was less compensation deferred as part of the cost to originate loans. Equity based compensation was $1.5 million for 2009 and 2008. Please see Note 14 to the consolidated financial statements for further information about the impact of stock based compensation to our results from operations.
Compensation and employee benefits increased $3.0 million, or 14%, to $24.9 million for the year ended December 31, 2008 compared to $21.9 million for the year ended December 31, 2007. This increase was primarily the result of the increase in full-time equivalent employees at United Western Bank as we continued to implement our community bank business plan as well as normal compensation increases for job performance. In 2008 we added a total of 30 employees and total employees were 230 at December 31, 2008 compared to 200 at December 31, 2007. This increase included 27 additional employees at the Bank principally for positions added to complete the regional banking teams for the Longmont and Hampden Avenue branches that we opened in 2008, staff the leasing, energy banking, and community bank lending teams, and additional personnel in SBA lending and credit administration. The increase for 2008 also includes an increase of $475,000 of equity based compensation, which was $1.5 million for 2008 versus $1.0 million in 2007. The increase is attributable to the increase in the number of eligible employees who participate in the equity based compensation plans.
Subaccounting fees increased $2.5 million or 14%, to $20.4 million in 2009 compared to $17.9 million in 2008. Subaccounting fees for 2008 declined $4.9 million, or 22%, from $22.9 million in 2007. Subaccounting fees represent fees paid to third parties to service depository accounts on our behalf and are incurred at United Western Bank for custodial and processing and trust deposits. The increase in subaccounting fees for 2009 was a result of the sale of certain assets of UW Trust at the end of June 2009. The Company incurred subaccounting fees on the custodial deposits transferred to the buyer, which accounted for substantially all the increase between 2009 and 2008 and offset the decrease related to the decline in the underlying index upon which the subaccounting fees are tied. The decrease in subaccounting fees for 2008 was due to a decrease in the interest rates to which the subaccounting fees are related, partially offset by a $17 million increase in the average balance of deposits for which subaccounting fees are incurred. The average rate was 0.16%, 2.09%, and 5.05% in 2009, 2008, and 2007. The average balance of custodial and processing and trust deposits that are subject to subaccounting fees were $1.1 billion for 2009, 2008, and 2007.
Amortization of mortgage servicing rights decreased $128,000, or 5%, to $2.5 million for the year ended December 31, 2009 compared to $2.6 million for 2008. We have not added significantly to our mortgage servicing portfolio since we exited the mortgage production business at Matrix Financial Services in February 2003. Our amortization of mortgage servicing rights fluctuates principally based on the prepayment rates experienced with respect to the underlying mortgage loan portfolio. For the year ended December 31, 2009, our mortgage servicing rights portfolio experienced average prepayment speeds of 16.2% compared to 16.8% for the year ended December 31, 2008. The average mortgage servicing rights portfolio in 2009 declined to $831 million compared to $975 million for 2008.
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
Lower of cost or fair value adjustments were $586,000, $2.8 million, and $722,000 for the years ended December 31, 2009, 2008 and 2007, respectively. These non-cash charges represent a valuation allowance charged to earnings to record our held-for-sale loan portfolios at the lower of cost or fair value (“LOCOFV”). The held-for-sale portfolios are comprised of residential mortgage loans, multifamily loans and originated SBA loans. The $2.2 million decrease in the LOCOFV charge for 2009 was a result of a stabilization of interest rates which reduced the required levels of charges to reduce the loans held for sale to LOCOFV. In addition, an increase in the value of certain assets and approximately $21.7 million of payoffs of the residential held for sale portfolio between 2009 and 2008 that eliminated the valuation associated with such loans. The $2.1 million increase in the LOCOFV charge for 2008 was a result of the market environment and lack of liquidity available for held for sale assets which resulted in a decline in fair value of loans held-for-sale. In addition, two multifamily loans held for sale became nonperforming in 2008 requiring additional LOCOFV write down. The charges incurred for 2007 were based primarily on the residential mortgage loan portfolio.

Occupancy and equipment expense was $3.4 million for 2009, which represents an increase of $660,000, or 24%, as compared to the $2.7 million of occupancy and equipment expense for 2008. Occupancy and equipment expense was $2.3 million for 2007. We recognized $1.1 million of amortization of deferred gain as a reduction of occupancy expense for each of 2009, 2008, and 2007. This amount represents a reduction in our occupancy expense for the period from the recognition of the deferred gain resulting from the sale-leaseback of the United Western Financial Center, which is being amortized into income over the ten-year term of the lease. The increase in occupancy expense from 2008 to 2009 was related to the opening of the Centennial branch location between the periods and having a full year of occupancy expense in 2009 for the Longmont and Hampden branch locations that opened during the fourth quarter of 2008. The increase from 2007 to 2008 was related to the opening of the Longmont and Hampden branch locations between the periods and having a full year of occupancy expense in 2008 for the Loveland branch location and Aspen loan production office that opened during the last four months of 2007.
Deposit insurance increased $3.9 million, or 379%, to $4.9 million for the year ended December 31, 2009 compared to $1.0 million for 2008. The increase in deposit insurance expense was due to increases in the fee assessment rates during 2009 and a special assessment applied to all insured institutions as of June 30, 2009, which for the Company was $1.1 million. See Item 1. “Business — Regulation and Supervision — Insurance of Accounts and Regulation by the Federal Deposit Insurance Corporation” for additional information as to the changes of and the composition of the deposit insurance incurred by United Western Bank. The Company cannot provide any assurance as to the ultimate amount or timing of any such emergency special assessments, should such special assessments occur, as such special assessments are dependent upon a variety of factors which are beyond the Company’s control.
Deposit insurance increased $209,000 million to $1.1 million for 2008 compared to $818,000 for 2007 due to higher deposit balances and an increase in the assessment rate.
The remainder of noninterest expense, which includes postage and communication expense, professional fees, mortgage servicing rights subservicing fees, and other general and administrative expenses increased $5.5 million, or 39% to $19.7 million for 2009, as compared to $14.2 million 2008. An increase of $710,000 in professional fees was related to an $844,000 increase in legal fees and a $69,000 increase in other professional fees, which were partially offset by a $203,000 decrease in audit fees. The increase in legal fees was the result of various strategic alternatives the Company evaluated during the year as well as for litigation and loan collection costs. The increase in other general and administrative expenses was principally due to the following: a $1.8 million loss on the disposition of assets owned by a non-core subsidiary, a $672,000 loss at the UWBK Colorado Fund incurred on a loan related to a loan that paid off in full at the Bank, an increase of $1.3 million in real estate owned expenses, and an increase of $1.3 million in loan collection expenses. These increases were offset by a decrease in charges for asset servicing issues at Matrix Financial. During 2008, $1 million of charges were incurred to reduce loan servicing advances at the Bank and Matrix Financial Services to their realizable value and a charge to increase the recourse servicing allowance at Matrix Financial Services.
The remainder of noninterest expense, which includes postage and communication expense, professional fees, mortgage servicing rights subservicing fees, and other general and administrative expenses increased $218,000, or 2% to $14.2 million for 2008, as compared to $14.0 million for 2007. Absent the $1.5 million expense related to the redemption of the junior subordinated debentures during 2007, the increase from 2007 to 2008 was $1.7 million, which was primarily due to the following items: a $1.2 million increase in professional fees to $3.3 million for 2008 as a result of our decision to change independent public accountants in the fourth quarter of 2008 and increased legal expenses associated with routine legal matters and loan collection issues; $1.0 million of charges were incurred to reduce loan servicing advances at the Bank and Matrix Financial Services to their realizable value and a charge to increase the recourse servicing allowance at Matrix Financial Services.

Income Taxes. The following table presents our income tax (benefit) expense for the periods indicated:

	Years ended December 31,
	2009	2008	2007
	(Dollars in thousands)
Current:
Federal	$(17,014)	$6,696	$3,947
State	—	1,249	828
Deferred:
Federal	(23,793)	(4,900)	(1,336)
State	(1,989)	(410)	(124)
Deferred Tax Valuation Allowance	10,229	—	—

Income tax (benefit) provision from continuing operations	$(32,567)	$2,635	$3,315

Income tax provision (benefit) related to discontinued operations	$20,620	$(99)	$(7)

Income tax (benefit) provision from continuing operations was ($32.6) million for 2009, $2.6 million for 2008, and $3.3 million for 2007. Our effective tax rate from continuing operations was (29.0%) for 2009, 20.7% for 2008, and 24.6% for 2007. Our effective tax rate varies from our expected tax rate of approximately 37.93% (35% federal and 2.93% state, net of federal benefit) due to several factors. For the year ended December 31, 2009, our effective tax rate varied from our expected tax rate principally due to the loss incurred from continuing operations, New Markets Tax Credits of $3.0 million, and tax exempt income. For the year ended December 31, 2008, our effective tax rate varied from our expected tax rate principally due to $986,000 of tax exempt income, income tax credits from the utilization of New Markets Tax Credits of $1.9 million, and the resolution of uncertain tax positions, which directly reduced income tax expense by $454,000. For 2007, our effective tax rate was lower than the expected tax rate due to $968,000 of tax exempt income, utilization of New Markets Tax Credits of $1.8 million, and the resolution of an uncertain tax position, which directly reduced income tax expense by $474,000.
Balance Sheet
Total assets increased $267 million, or 11.8%, to $2.53 billion at December 31, 2009 from $2.26 billion at December 31, 2008. Loan and security repayments together with deposit growth were principally invested in cash and due from banks.
Total liabilities increased by $209 million, or 9.7%, to $2.37 billion at December 31, 2009 from $2.16 billion at December 31, 2008. The change in liabilities was the result of an increase in deposits of $269 million, which was partially offset by decreases in borrowed money of $10.6 million and FHLBank borrowings of $46 million. Total deposits including custodial escrow balances, grew by $271 million, or 15.5%, to $2.03 billion during 2009. This increase was the result of the continued concerted Bank wide deposit gathering effort. During 2009, community bank deposits increased $273 million, or 142%, to $465 million.

Investment Securities. The following table sets forth information regarding contractual maturities and the weighted average yields of our investment securities available for sale and held to maturity at December 31, 2009, 2008 and 2007.

	December 31, 2009				December 31, 2008				December 31, 2007
	Due After Five				Due After Five				Due After Five
	Years through Ten Years		Due after Ten Years		Years through Ten Years		Due after Ten Years		Years through Ten Years		Due after Ten Years
		Weighted		Weighted		Weighted		Weighted		Weighted		Weighted
		Average		Average		Average		Average		Average		Average
	Balance	Yield	Balance	Yield	Balance	Yield	Balance	Yield	Balance	Yield	Balance	Yield

Available for Sale
Mortgage-backed securities — agency	$740	3.46%	$11,474	3.11%	$971	4.86%	$14,657	4.39%	—	—%	$3,250	6.39%
Mortgage-backed securities — private	—	—	—	—	—	—	15,934	1.40	—	—	43,253	5.27
Collateralized Mortgage Obligations — private	—	—	20,797	5.75	—	—	27,788	5.79	—	—	40,732	5.81
SBA securities	—	—	120	0.79	—	—	223	2.11	—	—	441	5.13

Total — available for sale	740	3.46	32,391	4.86	971	4.86	58,602	3.36			87,676	5.56

Held to Maturity
Mortgage-backed securities — private	—	—	150,073	6.14	—	—	166,733	5.70	—	—	187,922	5.46
Collateralized Mortgage Obligations — private	—	—	207,675	5.58	—	—	278,633	5.26	—	—	323,316	5.25
SBA securities	24,581	3.68	18,315	3.05	30,869	5.42	21,749	4.76	6,387	8.35	56,480	7.74

Total — held to maturity	24,581	3.68	376,063	5.65	30,869	5.42	467,115	5.39	6,387	8.35	567,718	5.57

Total AFS and HTM Securities	$25,321	3.67%	$408,454	5.58%	$31,840	5.40%	$525,717	5.26%	$6,387	8.35%	$655,394	5.57%

The contractual maturities of the Company’s investment securities portfolio is considerably longer than the expected lives due to repayments anticipated from the mortgagors that represent the underlying collateral of the securities.
At December 31, 2009, the Company’s mortgage-backed investment security portfolio had an amortized cost of $346.7 million and consisted of three classes of securities: agency securities, prime collateralized mortgage obligations (“CMO”), and Alt-A CMOs. The Company’s available for sale mortgage-backed investment security portfolio was comprised of instruments with an estimated fair value of $33.1 million and the held to maturity portfolio was comprised of securities with an amortized cost of $311.9 million, both as shown in the table below:

	Based on lowest rating assigned by credit rating agency at December 31, 2009
Available for sale	Total	Agency/AAA	AA	A	BBB	<BBB
	(Dollars in thousands)
Agency mortgage-pass through	$12,212	$12,212	$—	$—	$—	$—
CMO — Prime	18,875	—	—	—	—	18,875
CMO — Alt — A	1,923	—	—	—	—	1,923

	$33,010	$12,212	$—	$—	$—	$20,798

	Based on lowest rating assigned by credit rating agency at December 31, 2009
Held to maturity	Total	Agency/AAA	AA	A	BBB	<BBB
	(Dollars in thousands)
Agency mortgage-pass through	$19,455	$19,455	$—	$—	$—	$—
Mortgage pass through	3,290	—	—	3,290	—	—
CMO — Prime	250,398	38,906	—	33,046	24,798	153,648
CMO — Alt — A	38,750	1,352	—	—	3,129	34,269

	$311,893	$59,898	$—	$36,336	$27,927	$187,917

Based on the highest rating assigned, approximately 46% of the portfolio is investment grade at December 31, 2009.
Available for sale agency mortgage pass through is comprised of substantially all securities issued through Federal national Mortgage Association (“Fannie Mae”) and includes a mix of both variable rate and fixed rate securities that were acquired principally to collateralize public deposits and certain sweep accounts.
Available for sale CMO-Prime is comprised of securities with underlying hybrid adjustable rate mortgages, which initially reset in mid-2010. These securities have 8.5% weighted-average credit support at December 31, 2009. Current credit support was greater than two times foreclosure levels at December 31, 2009. On a weighted average basis, for tranches subordinated to those owned by the Company, cumulative losses were 1.85%.
Available for sale CMO — Alt — A is comprised of one fixed rate security with 3.1% credit support at December 31, 2009. This security has paid down 90%, and is expected to pay down completely before delinquencies exceed its credit support, due to its position as the first in a sequential issue. The underlying loan collateral had a weighted average loan to value of 71%. This security is the most senior tranche in the issue, and there were no cumulative losses in the security to date.
Held to maturity agency mortgage pass through is comprised of securities issued through Federal Home Loan Mortgage Corp (“Freddie Mac”) and Fannie Mae and are all fixed rate securities acquired to assist the Bank in fulfilling its Community Reinvestment Act responsibilities.
Held to maturity mortgage pass through is comprised of four securities issued through the Colorado Housing and Finance Authority, are fixed rate securities acquired to assist the Bank in fulfilling its Community Reinvestment Act responsibilities.
Held to maturity CMO — Prime is comprised of securities with 7.2% weighted-average credit support at December 31, 2009 and moderate levels of delinquencies in total. Credit support levels remain more than several times in excess of cumulative losses recognized to date, and are expected to increase as subordinate tranches of these securities pay off. Three of the securities in this population were subject to other-than-temporary impairment charge in 2009 due to the extent and duration of the decline in market value below amortized cost, given consideration to current illiquidity in the marketplace and uncertainty of a recovery of expected future cash flows.
Held to maturity CMO Alt-A is comprised of securities with 5.8% weighted-average credit support at December 31, 2009 and moderate and stable levels of delinquencies. We expect delinquency statistics in all classes of these securities to moderate over time, and roll rates from delinquency to foreclosure to REO to be reduced by private industry loan restructuring programs, as well as the Homeowner Affordability and Stability Plan recently signed into federal law.
The held to maturity portfolio is comprised of the securities shown above and, based on the lowest rating assigned, 19% of this portfolio continues to be rated AA or higher and 40% investment grade or higher. Based on internal analyses and analyses performed by independent third parties, we believe the decline in fair value on the remaining securities is a temporary impairment due to inactive markets.
Management reviews the estimated cash flows of each security at least quarterly. In addition, management receives pricing from two widely known pricing services. Management has engaged an independent consultant that provides estimated cash flows for securities identified by management as requiring additional analysis in order to ascertain fair value in accordance the accounting literature. Management obtains the fair value indications from the pricing service in the ordinary course of business. Management reviews the fair value indications for reasonableness given the ratings, decline in fair value as indicated by the general pricing services, and other credit factors.
For the period ended December 31, 2009, for purposes of assessing OTTI management requested its independent consultant to provide cash flow estimates based on the following parameters, all securities with at least one rating below investment grade, or a collateral coverage ratio of less than or equal to 1.00. The collateral coverage ratio is calculated as the current credit support divided by 40% of the sum of loans that are 60 days delinquent times 60%, plus loans 90 days delinquent times 70% plus foreclosures and REO. These two populations substantially overlapped. The cash flow estimates received from our independent consultant are reviewed by the Bank’s asset/liability committee and at Bank investment committee meetings, board of director meetings, and regular portfolio monitoring meetings. The review includes an analysis of all securities owned by the Company and various metrics for each security, including original and current ratings, collateral characteristics, repayment rates, cumulative loss rates and other factors.

The continued economic downturn and the poor economic indicators including continued declines in home prices, continued high unemployment, and continued erosion of mortgage equity that occurred in the fourth quarter of 2009 and the early first quarter of 2010 concerned us, especially in connection with the downgrades in securities. Over the past year it had appeared that the rating agencies were being more conservative and reacting more timely, but these downgrades showed the rating agencies were still lagging. During the off-cycle field visit by our regulators beginning in January, we discussed with the OTS and FDIC our assumptions regarding default rates, our observations of the performance of the loans underlying our non-agency mortgage back securities, and the macroeconomic factors discussed above, as well as our regulators’ views of how these securities have been performing for other industry participants. Based on an extensive review of all of the information available, we determined that we should re-evaluate the assumptions used to determine the expected cash flows to be received from the securities for the period ended December 31, 2009.
One of the inputs that management uses for estimating cash flows on our mortgage backed securities is an estimated default rate on the underlying loan portfolio. Through September 30, 2009, and for the prior four quarters we had utilized an estimate for defaults from our third party provider that projected the estimated lifetime cumulative defaults based on loan level actual historical default performance for the specific pool. This analysis was supported by observed behavior that weaker loans go bad earlier and older paying loans have superior credit performance to more recently originated loans with similar underwriting criteria and show fewer weaknesses. Our own historical mortgage origination business resulted in weaker loans becoming delinquent early in the life of the instrument and the overall performance of the loans generally improved over time with additional seasoning. We expected this would also be the case with the mortgage-backed securities portfolio. This assumption was true with respect to the mortgage origination business, and still appeared to be true through the third quarter of 2009, as the residential home market was improving. The results of the fourth quarter of 2009 and the early first quarter of 2010 show that the length and severity of the recession, as well as home price depreciation, are continuing, and as such, even these older loans have more risk and we determined that this cash flow estimate is no longer producing results that match the expectations that the Company believes are applicable to the underlying performance of the securities owned by the Company as of December 31, 2009.
Accordingly, the Company has concluded its former default assumption was no longer indicative of the Company’s best estimate of cash flows. The Company worked with our third party service provider to select an alternative default assumption based on enhanced trend analysis in order to estimate cash flows that we believe better reflect the continued deterioration of the underlying collateral performance discussed previously and the protracted nature of the current financial crises in the U.S. in general and the U.S. housing market in particular.
In the event securities demonstrate additional deterioration through an increase in defaults or loss severity that indicate the Company will not recover its anticipated cash flows or if the duration of relatively significant impairments in these securities does not reverse, the Company will incur other-than-temporary impairments, which may result in material charges to earnings in future periods. In addition, if current economic conditions, including unemployment, housing prices and homeowner equity, deteriorate, we may again re-evaluate our estimates of future cash flows, which could also result in additional OTTI.
Loan Portfolio. Our major interest-earning asset is our loan portfolio. A significant part of our asset and liability management involves monitoring the composition of our loan portfolio, including the corresponding maturities. Community bank loans include commercial real estate loans, construction and development loans, commercial loans, multifamily loans and consumer loans. Other loans include legacy purchased residential loans and purchased guaranteed portions of SBA 7(a) loans.

The table below presents the break down of the components of community bank loans and other loans between loans held for investment and loans held for sale as we view and manage these assets between community bank assets and other assets, which generally were assets purchased in the secondary marketplace.

	As of December 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands)
Community Bank Loans
Loans held for investment:
Commercial real estate	$466,784	$434,399	$243,111	$219,392	$123,430
Construction	250,975	277,614	162,711	59,878	32,285
Land	92,248	123,395	110,846	33,521	11,405
Commercial and industrial	151,928	134,435	87,199	24,028	12,305
Multifamily	19,283	20,381	8,822	1,986	2,161
Consumer	46,568	49,440	3,822	2,845	244
Premium	180	216	225	—	—
Unearned fees	(4,580)	(3,565)	(2,527)	(1,149)	(1,029)
Loans held for sale:
Commercial real estate	55,299	49,031	45,465	—	—
Multifamily	17,382	29,074	39,559	52,478	67,237
SBA originated, guaranteed portions	4,379	5,370	5,602	7,171	11,045
LOCOFV valuation	(881)	(1,848)	(1,282)	(1,084)	(712)
Premiums	87	177	285	391	634

Total Community Bank Loans	$1,099,652	$1,118,119	$703,838	$399,457	$259,005

Other Loans
Loans held for investment:
Residential	$90,405	$125,630	$163,419	$223,189	$250,793
SBA purchased	64,820	80,110	106,721	142,252	—
SBA purchased, premium	5,864	7,084	9,364	12,697	—
Premium	299	345	(3)	(807)	(843)
Loans held for sale:
Residential	186,591	212,083	278,534	381,503	631,773
SBA purchased	—	—	—	1,365	177,328
School financing and other loans	—	—	927	869	25,272
LOCOFV valuation	(3,404)	(3,619)	(1,739)	(1,447)	(4,478)
Unearned fees	—	—	—	—	(1,233)
Premiums	1,304	1,352	1,720	2,874	20,576

Total Other Loans	$345,879	$422,985	$558,943	$762,495	$1,099,188

The following table sets forth the composition of our loan portfolio by loan type as of the dates indicated. The amounts in the table below are shown net of premiums, discounts, other deferred costs and fees and the valuation allowance to reduce loans held for sale to the lower of cost or fair value.

	As of December 31,
	2009		2008		2007		2006		2005
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Community bank loans:
Commercial real estate	$519,562	47.2%	$481,053	43.0%	$286,728	40.8%	$218,569	54.7%	$122,745	47.3%
Construction	250,727	22.8	276,718	24.7	161,890	23.0	59,638	14.9	32,037	12.4
Land	92,226	8.4	123,395	11.0	110,846	15.7	33,521	8.4	11,405	4.4
Commercial and industrial	149,739	13.6	133,930	12.0	87,061	12.4	23,984	6.0	12,231	4.7
Multifamily	36,434	3.3	48,253	4.3	47,888	6.8	53,729	13.5	69,299	26.8
SBA originated guaranteed portions	4,379	0.4	5,370	0.5	5,602	0.8	7,171	1.8	11,045	4.3
Consumer	46,585	4.2	49,400	4.4	3,823	0.5	2,845	0.7	243	0.1

Total community bank loans	1,099,652	100%	1,118,119	100%	703,838	100%	399,457	100%	259,005	100%

Less allowance for credit losses	(33,642)		(15,232)		(7,231)		(5,372)		(4,018)

Total community bank loans, net	1,066,010		1,102,887		696,607		394,085		254,987

Other loans:
Residential	275,195	79.6%	335,791	79.4%	441,932	79.0%	605,201	79.4%	883,153	80.4%
SBA purchased guaranteed portions	70,684	20.4	87,194	20.6	116,084	20.8	156,425	20.5	193,788	17.6
School financing	—	—	—	—	927	0.2	869	0.1	22,247	2.0

Total other loans	345,879	100%	422,985	100%	558,943	100%	762,495	100%	1,099,188	100%

Less allowance for credit losses	(1,027)		(951)		(769)		(859)		(790)

Total other loans, net	344,852		422,034		558,174		761,636		1,098,398

Total loans, net	$1,410,862		$1,524,921		$1,254,781		$1,155,721		$1,353,385

Loans decreased $95.6 million in 2009, which was comprised of a decrease of $18.5 million in community bank loans, and a decrease of $77.1 million of other loans. The decrease for 2009 in community bank loans was consistent with our balance sheet management plan implemented in 2008. Based on the current economic environment, we expect a smaller increase in the community bank portfolio in 2010 than in prior years. We also anticipate a continued change in the loan mix prospectively with a potential increase in commercial and industrial loans and consumer loans including residential mortgage loans and continued run off through repayment of certain other loans. The decrease for 2009 in other loans was a result of repayments of mortgage and SBA loans, as well as sales of SBA originated guaranteed portions loans. We note that repayments of mortgage loans for 2009 were lower than our historical experience at 18.0%, and believe a lower level of repayments is reasonable to expect prospectively.
The following table presents the details of the construction and development (“C&D”) portfolio for the periods indicated:

	December 31,
	2009	2008
	(Dollars in thousands)
Construction type breakdown
Construction — 1-4 family	$87,595	$89,434
Construction — commercial	109,572	100,402
Construction — multifamily	44,541	63,693
Construction — 1-4 family (consumer)	9,267	24,085

Total construction	250,975	277,614

Land type breakdown:
Land development	79,185	100,823
Undeveloped land	12,239	21,480
Undeveloped land (consumer)	824	1,092

Total development	92,248	123,395

Total construction and development	$343,223	$401,009

The C&D portfolio decreased $57.8 million in 2009 to $343.2 million at December 31, 2009, and represents 29.0% of our total held for investment loan portfolio and 31.2% of our community bank portfolio. As shown in the table above, construction loans were $251.0 million at December 31, 2009, or 22.8% of our community bank portfolio and land loans were $92.2 million or 8.4% of our community bank portfolio. Within the construction portfolio the loan breakdown is approximately 34% 1-4 family, 44% commercial, 18% multifamily and 4% consumer. With few exceptions, the land loans that have been underwritten are based on marketability of the lots or were made in anticipation of vertical construction. Land loans have an identified source of repayment other than the resale of raw land. The Bank has been very selective in the origination of loans in this asset class, and has no community bank land loans without personal recourse as a part of its underwriting.
There are additional risks associated with C&D lending as compared to our other lending as discussed above in Item 1. “Business — Community Banking Lending — Residential and Commercial Construction and Development Lending.” To address and mitigate these risks, we regularly review the C&D portfolio. The C&D portfolio is monitored for total overall concentration levels for which our goal is to reduce C&D loans to 25% of the held for investment portfolio and maintain C&D loans below 150% of the Tier 1 capital plus the allowance for credit losses at the Bank. We also monitor geographic breakdown, and the overall C&D portfolio speculative to pre-sale ratios as well as the factors that are relevant to all loans.
At December 31, 2009, we have defined nine geographic regions for our C&D portfolio, eight in Colorado and one region for loans outside Colorado. Within Colorado, four of the defined geographic regions account for $239 million, or 70% of the C&D portfolio, as shown in the table below. Our speculative to pre-sale ratio is approximately 67% to 33% at December 31, 2009.

	December 31, 2009		December 31, 2008
	Outstanding	Percent	Outstanding	Percent
	(Dollars in thousands)
Area
Denver Metro	$108,706	31.8%	$181,505	45.2%
Northeastern Colorado — Fort Collins	40,092	11.7%	52,062	13.0%
Mountain Communities — Aspen, Roaring Fork Valley	72,149	21.0%	62,726	15.6%
North Central Colorado — Steamboat Springs	18,018	5.2%	25,159	6.3%
Other Colorado Areas	56,038	16.3%	44,043	11.0%
Outside Colorado	48,220	14.0%	35,514	8.9%

Total	$343,223	100.0%	$401,009	100.0%

Commercial real estate loans, including multifamily loans increased to $556.0 million at December 31, 2009 as compared to $529.3 million at December 31, 2008. As we reduced our lending on construction and development loans we initially increased emphasized commercial real estate lending based on our expertise, relative market conditions, and other factors. The commercial real estate portfolio is geographically located as follows: Denver metropolitan area 40%; I-70 corridor and mountain communities 9%; Fort Collins, 11%; other Colorado areas 4%; and outside Colorado 36%. There is a higher percentage of the commercial real estate portfolio located outside of Colorado due to our national SBA lending footprint, and from older multifamily and single tenant loans that were originated prior to 2006.
Residential loans declined $60.6 million during 2009 and declined $106.1 million during 2008. The residential loan portfolio represents loans that primarily were purchased in the secondary market prior to September 2005, at which time we stopped purchasing such assets. SBA purchased guaranteed portions represent the guaranteed portions of SBA 7(a) loans we acquired prior to March 2006. SBA purchased loans declined $16.5 million during 2009 and $28.9 million during 2008 due to repayment and loan sales. We believe it is possible that the balance of residential loans may increase prospectively given our management experience in this business line, the requirement to maintain our Qualified Thrift Lender ratio, and based on our outlook for the economy. We anticipate the balance of SBA purchased loans to decline prospectively through repayment.

The following table presents the aggregate maturities of loans in each major category of our loan portfolio as of December 31, 2009, excluding the allowance for credit losses. Actual maturities may differ from the maturities shown below as a result of renewals and prepayments or the timing of loan sales.

	As of December 31, 2009
	Less than	One to Five	Over Five
	One Year	Years	Years	Total
	(Dollars in thousands)

Held for Investment
Community bank loans:
Commercial real estate	$141,457	$199,324	$124,035	$464,816
Construction and development	304,523	35,663	2,767	342,953
Commercial	69,321	35,441	44,977	149,739
Multifamily	7,514	5,202	6,577	19,293
Consumer	19,174	4,281	23,130	46,585

Held for Sale
Community bank loans:
Commercial real estate	10,101	—	44,645	54,746
Multifamily	—	5,858	11,283	17,141
Originated SBA, guaranteed portions	—	—	4,379	4,379

Held for Investment
Other loans:
Residential	147	3,844	86,713	90,704
Purchased SBA	—	1,508	69,176	70,684

Held for Sale
Other loans:
Residential	129	2,680	181,682	184,491

Total loans	$552,366	$293,801	$599,364	$1,445,531

Loans, excluding the allowance for credit losses, which are contractually due in one or more years, are split between fixed and adjustable rates as follows:

	As of December 31, 2009
	Less than	One to Five	Over Five
	One Year	Years	Years	Total
	(Dollars in thousands)

Fixed	$80,562	$140,692	$91,011	$312,265
Adjustable	471,804	153,109	508,353	1,133,266

Total loans	$552,366	$293,801	$599,364	$1,445,531

Asset Quality. As part of our asset quality function, we monitor all nonperforming assets on a regular basis. Loans are placed on nonaccrual when full payment of principal or interest is in doubt or, except for government guaranteed sponsored loans, when they are past due 90 days as to either principal or interest. During the ordinary course of business, management may become aware of borrowers that may not be able to meet the contractual requirements of loan agreements. These loans are placed under close supervision with consideration given to placing the loan on non-accrual status, increasing the allowance for credit losses and (if appropriate) partial or full charge-off. Non-accrual loans are further classified as impaired when underlying collateral is not sufficient to cover the loan balance and it is probable that we will not fully collect all principal and interest. After a loan is placed on non-accrual status, any interest previously accrued but not yet collected is reversed against current income. If interest payments are received on non-accrual loans, these payments will be applied to principal and not taken into income. Loans will not be placed back on accrual status unless back interest and principal payments are made. For certain government-sponsored loans such as FHA insured and VA guaranteed loans, we continue to accrue interest when the loan is past due 90 or more days, if and to the extent that the interest on these loans is insured by the federal government. The aggregate unpaid principal balance of government-sponsored accruing loans that were past due 90 or more days was $9.9 million, $6.5 million, and $5.4 million at December 31, 2009, 2008 and 2007, respectively. The growth between 2008 and 2009 is the result of additional purchases of government insured loans out of our servicing portfolio. These accruing loans are not included in the balances of nonperforming loans.
Foreclosed real estate represents properties acquired through foreclosure or other proceedings and are initially recorded at fair value, less estimated selling costs when acquired, establishing a new cost basis. Foreclosed real estate is evaluated regularly to ensure that the recorded amount is supported by its current fair value. Direct charges to the basis of the asset that reduce the carrying amount to fair value less estimated costs of disposal are recorded as necessary. Revenues and expenses from the operations of real estate owned and charges for necessary write downs are included in other income and other expenses on the statement of operations.
Given current economic conditions, we anticipate that unless there is an increase in overall economic activity in the State of Colorado and nationally, nonperforming loans may continue to increase prospectively over current levels. In such a case, additional allowance for credit losses would be required, which would in turn negatively impact our results of operations.
At December 31, 2009, the Company owned $262,000 of mortgages that met the regulatory definition of “subprime” at the date of purchase or origination, of which one loan totaling $28,000 was nonperforming. In prior years, the Company originated subprime mortgages through its mortgage banking subsidiary, and occasionally the Bank also purchased subprime mortgages. These activities ceased several years ago, and the Company’s current holdings represent the remainder of such activities. The Company is not now active in the subprime market and has no intention of becoming involved in the future.
The following table sets forth our nonperforming assets held for investment as of the dates indicated:

	As of December 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands)
Commercial real estate	$15,411	$1,311	$1,152	$140	$3,045
Construction and development	21,778	2,900	—	645	120
Commercial and industrial	3,329	283	—	159	373
SBA originated, guaranteed portions	49	124	557	1,017	4,206

Total community bank	40,567	4,618	1,709	1,961	7,744

Residential	3,916	3,238	1,649	1,136	1,857
SBA purchased, guaranteed portions	—	791	893	578	—

Total other	3,916	4,029	2,542	1,714	1,857
REO	16,350	4,417	3,109	5,403	4,526

Total nonperforming assets held for investment	$60,833	$13,064	$7,360	$9,078	$14,127

Total nonperforming loans held for investment to loans held for investment	3.75%	0.69%	0.48%	0.51%	2.23%
Nonperforming held for investment assets of $60.8 million at December 31, 2009 reflected an increase of $47.8 million from the $13.1 million level that existed at December 31, 2008. REO increased to $16.4 million at December 31, 2009 compared to $4.4 million at December 31, 2008. The increase for 2009 was principally related to foreclosures from the construction and development portfolio. At December 31, 2009 REO was comprised of $11.7 million from the C&D portfolio, $1.4 million from the multifamily portfolio, $1 million from the commercial real estate portfolio and the remainder of $1.9 million from the residential portfolio. The increase in REO is consistent with the current economic conditions primarily in Colorado. In total, nonperforming held for investment community bank loans represent 3.96% of the community bank portfolio at December 31, 2009, compared to 0.45% at December 31, 2008. Management analyzes and reviews nonperforming loans by loan type. Nonperforming community bank loans totaled $40.6 million and $4.6 million at December 31, 2009 and December 31, 2008, respectively. Nonperforming community bank loans increased in 2009 due to the current economic conditions. At December 31, 2009, there were 10 commercial real estate relationships greater than $100,000 that accounted for $15.3 million of the nonperforming commercial real estate loans. Of this population, eight relationships totaling $12.5 million were loans originated by our SBA division. Included in nonperforming construction and development loans were 10 relationships greater than $100,000 that totaled $21.7 million of the nonperforming construction and development loans.

The Company’s current lending standards for commercial real estate and construction and development lending are determined by property type and specifically address many factors including: maximum loan amounts, maximum loan-to-value (“LTV”) debt service coverage ratios, requirements for pre-leasing or presales, minimum borrower cash equity, and maximum loan to cost. Currently, the maximum guideline for LTV is 80%, for a presold residential construction loan with lower limits established for all other real estate loan types. The Company’s LTV guidelines are generally more conservative than regulatory supervisory limits. In most cases, for construction and development loans, the loan amounts used to determine LTV include interest reserves, which are built into the loans in a sufficient amount to see the project through construction and lease up or sell out.
Residential nonperforming loans represent assets acquired through purchase prior to 2006. The balance of nonperforming residential loans increased $678,000 at December 31, 2009, compared to December 31, 2008. Overall, nonperforming residential loans totaled $3.9 million and $3.2 million at December 31, 2009 and December 31, 2008, respectively. This represents 4.33% and 2.58% of the residential portfolio for those respective periods. The increase in nonperforming residential loans as a percentage of the residential portfolio is due to the current economy and continued repayments of the remaining performing portion of the portfolio. The Company’s level of nonperforming residential loans is generally consistent with the national marketplace based on information published by the Mortgage Bankers Association. The Company’s wholesale residential portfolio is geographically dispersed. The average loan size of the residential loan portfolio is approximately $131,000 and consists of loans that on average are approximately 8.6 years seasoned at December 31, 2009, were underwritten to Bank policy requirements at the time of acquisition, and bore average FICO scores over 700 with reasonable loan-to-value and debt-to-income ratios. We believe the risk of loss associated with this portfolio is considerably lower than losses associated with other types of lending, which is evidenced by our historical loss experience from the residential portfolio. We expect future levels of nonperforming loans in the residential portfolio to be generally consistent within the national and regional economic markets in which the loans are located.
The following table sets forth our nonperforming loans held for sale as of the dates indicated:

	As of December 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands)

Residential	$9,807	$6,493	$6,224	$4,723	$7,046
School financing	—	—	—	—	247

Total other	9,807	6,493	6,224	4,723	7,293

Multifamily	—	6,759	—	—	—

Total community bank	—	6,759	—	—	—

Total nonperforming loans held for sale	$9,807	$13,252	$6,224	$4,723	$7,293

Nonperforming loans held for sale decreased by $3.4 million during 2009. Nonperforming residential loans increased $3.3 million reflecting the general economic conditions for residential mortgage loans nationally. These loans share the characteristics discussed above for residential loans held for investment. Multifamily nonperforming loans held for sale decreased by $6.8 million as the Bank accepted short sale payoffs for both loans that comprised the balance at December 2008.
Allowance for Credit Losses. The Company believes the allowance for credit losses is critical to the understanding of our financial condition and results of operations. Selection and application of this “critical accounting policy” involves judgments, estimates, and uncertainties that are susceptible to change. In the event that different assumptions or conditions were to occur, and depending upon the severity of such changes, materially different financial condition or results of operations is a reasonable possibility.

We maintain our allowance for credit losses at a level that the Company believes is adequate to absorb probable losses inherent in the existing loan portfolio based on an evaluation of the collectibility of loans, underlying collateral, geographic and other concentrations, and prior loss experience. We use a risk rating system to evaluate the adequacy of the allowance for credit losses. With this system, each loan, with the exception of those included in large groups of smaller-balance homogeneous loans, is risk rated between one and ten, by the originating loan officer, credit administration, loan review or loan committee, with one being the best case and ten being a loss or the worst case. Estimated loan default factors are multiplied against loan balances and then multiplied by a historical loss given default rate by loan type to determine an appropriate level for the allowance for credit losses. A specific reserve may be needed on a loan by loan basis. Loans with risk ratings between six and nine are monitored more closely by the loan officer, credit administration, and the asset quality committee, and may result in specific valuation allowances. The allowance for credit losses also includes an element for estimated probable but undetected losses and for imprecision in the loan loss models discussed above.
The following table sets forth information regarding changes in our allowance for credit losses for the periods indicated. The table includes the allowance for both other loans and community bank loans held for investment (“HFI”).

	As of and for the Year Ended December 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands)

Allowance for credit losses, beginning of year	$16,183	$8,000	$6,231	$4,808	$5,974
Charge-offs:
Residential	(200)	(194)	(435)	(9)	(1,225)
Commercial real estate	(3,178)	(79)	(25)	(128)	(292)
Construction and development	(12,142)	—	(222)	(500)	(244)
Commercial	(1,063)	(143)	(67)	(115)	(223)
Multifamily	—	—	—	—	(200)
Consumer	(10)	(2)	(34)	(3)	(65)

Total charge-offs	(16,593)	(418)	(783)	(755)	(2,249)
Recoveries:
Residential	—	—	—	2	90
Commercial real estate	41	—	20	79	35
Construction and development	—	—	177	50	—
Commercial	6	2	43	14	58
Consumer	—	—	—	14	9

Total recoveries	47	2	240	159	192

Net charge-offs	(16,546)	(416)	(543)	(596)	(2,057)
Provision for credit losses charged to operations	35,032	8,599	2,312	2,019	891

Balance at end of year	$34,669	$16,183	$8,000	$6,231	$4,808

Ratio of net charge-offs to average loans	1.33%	0.04%	0.07%	0.11%	0.46%

Average loans outstanding during the year	$1,240,299	$1,099,044	$820,755	$545,343	$446,362

Net charge offs to average residential loans HFI	0.19%	0.30%	0.30%	0.40%	0.90%

Net charge offs to average community bank loans HFI	1.44	0.04	0.09	0.30	1.20

Allowance as a percentage of loans HFI	2.93	1.30	0.90	0.87	1.12

Allowance as a percentage of nonperforming loans HFI	77.94	187.15	188.19	169.55	50.08

Net charge-offs were $16.5 million for 2009, an increase of $16.1 million from the $416,000 of net charge-offs incurred in the year ended December 31, 2008. Charge-offs in the commercial real estate portfolio were principally related to four loans and these charge-offs totaled $3.0 million; two of these four loans were SBA originated loans with charge-offs of $1.3 million. In the C&D portfolio there were seven relationships that accounted for $11.3 million of the $12.1 million of C&D charge-offs; two of the relationships charged-off related to shared national credit loans and totaled $4.3 million. The majority of the commercial charge-offs was related to one lease transaction in which the borrower was forced into involuntary bankruptcy. All of the real estate related charge-offs were the result of deteriorating economic conditions and declining collateral values. Loans charged-off are subject to continuous review, and our credit administration team takes specific actions to achieve maximum recovery of principal, accrued interest and related expenses.

Net charge-offs were $416,000 for 2008, a decline of $127,000 from the $543,000 of net charge-offs incurred in the year ended December 31, 2007. Of the $416,000 in net charge-offs for 2008, $194,000 were related to residential loans.
The provision for credit losses was $35.0 million for 2009 compared to $8.6 million for 2008 and $2.3 million for 2007. The provision is based on the results of our quarterly analyses of the loan portfolios and change in the mix of the loan portfolios. The provision for 2009 was in part due to higher levels of net charge-offs on loans, which in turn increases the loss factors that we apply to the remaining loans in our portfolio. Other factors included the weak economic conditions that resulted in collateral performance and declining collateral values on several real estate related projects that are considered classified loans. The provision for 2008 was due to loan growth of $356 million in the held for investment loan portfolio primarily related to commercial real estate, construction and development and commercial loans which have a higher inherent risk, asset quality issues and the current economic conditions. The provision for credit losses in 2007 was comprised of held for investment loan portfolio growth of $176 million and to a lesser extent asset quality issues associated with a handful of loans. The provision made in 2006 was due to community bank loan growth and our reevaluation of loss factors related to loan loss reserve levels associated with our loan portfolio. During the first quarter 2006, our credit risk management team revised the estimated loss factors that are applied to certain loans to reflect our experience with inherent losses in these types of loans. The provision for 2005 was related to the other loan assets and asset quality issues in those periods.
The following table shows information regarding the components of our allowance for credit losses as of the dates indicated:

	As of December 31,
	2009		2008		2007		2006		2005
		Percentage of		Percentage of		Percentage of		Percentage of		Percentage of
		Loans in each		Loans in each		Loans in each		Loans in each		Loans in each
		Category to		Category to		Category to		Category to		Category to
	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans
	(Dollars in thousands)

Residential	$992	19.03%	$909	21.79%	$713	34.98%	$783	52.09%	$790	65.02%
SBA guaranteed purchased premium	35	4.89	42	5.66	56	9.19	76	13.45	—	14.27

Subtotal other allowance	1,027		951		769		859		790

Commercial real estate	9,401	36.25	4,821	31.56	2,387	23.16	3,210	19.43	2,898	11.49
Construction and development	19,398	23.73	7,820	25.96	2,978	21.6	1,110	8.02	398	3.20
Commercial	2,973	10.36	1,394	8.69	1,030	6.98	429	2.14	245	0.90
Multifamily	633	2.52	195	3.13	97	3.79	20	4.63	16	5.10
Consumer	437	3.22	202	3.21	39	0.30	53	0.24	11	0.02
Unallocated	800	—	800	—	700	—	550	—	450	—

Subtotal community bank allowance	33,642		15,232		7,231		5,372		4,018

Total	$34,669	100%	$16,183	100%	$8,000	100%	$6,231	100%	$4,808	100%

The increase in the allocations of the allowance for loan losses to the Commercial real estate, Construction and Development and Commercial portfolios was primarily a result of the charge-offs taken in these categories during 2009. This impacted the historical loss factors used in the migration analysis, as well as there was an overall increase in the subjective factors, thus more of the allowance was allocated to these components.
The ratio of the allowance for credit losses to total loans held for investment was 2.93% at December 31, 2009, 1.30% at December 31, 2008, 0.90% at December 31, 2007, 0.87% at December 31, 2006, and 1.12% at December 31, 2005. The balance of the allowance for credit losses increased in 2009 based on our analysis of the allowance required to maintain the allowance at an adequate level given current economic conditions and probable losses inherent in the portfolio. Generally, residential loans are becoming a smaller portion of the held for investment loan portfolio as such loans are repaying, and being replaced by community bank loans which have a higher inherent risk.
The allowance for credit losses on residential loans held for investment was 1.10%, 0.72%, and 0.44% at December 31, 2009, 2008 and 2007, respectively. The increase in the allowance for credit losses for residential loans is reflective of the increasing trend over the past three years in nonperforming residential loans and declining property values. The reserve in prior years was impacted by the activities at Matrix Financial Services.

The ratio of the allowance for credit losses for community bank loans to total community bank loans held for investment was 3.29%, 1.47%, and 1.18%, at December 31, 2009, 2008 and 2007, respectively. The increase in the ratio of the allowance between 2008 and 2009 is principally due to an increase in nonperforming and classified community bank loans.
During 2009 the overall increase in the allowance for loan losses was primarily a result of an increase in the overall loss migration factors associated with the homogenous pools of Residential loans and Commercial loans, as a result of the charge-offs incurred during the year, as well as an increase in subjective factors, based on the increase in nonperforming loans and declining trends in the portfolio. At December 31, 2009, the amount allocated to these components combined approximated $32.6 million as compared to $13.7 million at December 31, 2008. The amount of the allowance allocated to impaired loans decreased from $1.7 million at December 31, 2008 to $1.2 million at December 31, 2009. This decrease was a result of partial charge-offs taken on the impaired credits of $2.5 million. The unallocated portion of the allowance for credit losses remained unchanged at $800,000 at December 31, 2009 and December 31, 2008, as we have increased the subjective factors in the loss migration analysis and as such the amount allocated to these components takes into account some of the imprecision included in this component. This component has been maintained though as a result of the volume of commercial real estate, construction and development, and commercial loans, which have a higher inherent risk in the portfolio, for uncertainties in the fair value of the underlying collateral, as well as the overall real estate concentration in the portfolio both nationally and in Colorado.
As of December 31, 2009, we believe that the allowance, when taken as a whole, is adequate to absorb probable incurred losses inherent in the loan portfolio. Our results from operations could be affected if management’s estimate of the allowance for credit losses is subsequently materially different, requiring additional or less provision for credit losses to be recorded. Management carefully considers many quantitative and qualitative factors in arriving at the allowance for credit losses. While management uses currently available information to recognize losses on loans, further adjustments to the allowance for credit losses may be necessary based on updated appraisals, financial statements, deterioration of cash flows, and changes in economic conditions that affect our customers. Additionally, larger credit relationships (defined by management as over $9 million) do not inherently create more risk, but can create wider fluctuations in net charge offs and asset quality measures compared to the Company’s historical trends. As an integral part of their examination process, regulatory agencies, principally the OTS, also review the allowance for credit losses. These regulatory agencies may require that certain loan balances be classified differently or charged off when their credit evaluations differ from those of management, based on their judgments about information available to them at the time of their examination.
Mortgage Servicing Rights. The following table sets forth certain information regarding the composition of our mortgage servicing portfolio, excluding loans subserviced for others, as of the dates indicated:

	As of December 31,
	2009	2008	2007
	(Dollars in thousands)
FHA insured/VA guaranteed residential	$296,448	$349,723	$408,191
Conventional loans	451,486	530,210	628,139
Other loans	18,221	21,817	24,788

Total mortgage servicing portfolio	$766,155	$901,750	$1,061,118

Fixed rate loans	$580,567	$692,665	$815,122
Adjustable rate loans	185,588	209,085	245,996

Total mortgage servicing portfolio	$766,155	$901,750	$1,061,118

The balances of our mortgage servicing portfolio declined $136 million, or 15.1%, to $766 million at December 31, 2009, compared to $902 million at December 31, 2008, and $1.1 billion at December 31, 2007. The decrease is due to prepayments of the underlying loans. In 2003, we sold the production platform at Matrix Financial Services and at that time significantly reduced additions to the mortgage servicing portfolio.

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

	As of December 31,
	2009		2008		2007
		Percentage		Percentage		Percentage
	Number of	of Servicing	Number of	of Servicing	Number of	of Servicing
	Loans	Portfolio	Loans	Portfolio	Loans	Portfolio
Loans delinquent for:
30-59 days	791	6.08%	869	5.58%	970	5.14%
60-89 days	259	1.99	250	1.60	276	1.46
90 days and over	830	6.38	795	5.10	741	3.93

Total delinquencies	1,880	14.45%	1,914	12.28%	1,987	10.53%

Foreclosures	313	2.41%	289	1.85%	279	1.48%

The following table sets forth certain information regarding the number and aggregate principal balance of the mortgage loans serviced through Matrix Financial Services, including both fixed and adjustable rate loans, excluding loans subserviced for others, at various interest rates:

	As of December 31,
	2009			2008			2007
			Percentage of			Percentage of			Percentage of
		Aggregate	Aggregate		Aggregate	Aggregate		Aggregate	Aggregate
	Number of	Principal	Principal	Number of	Principal	Principal	Number of	Principal	Principal
Rate	Loans	Balance	Balance	Loans	Balance	Balance	Loans	Balance	Balance
	(Dollars in thousands)
Less than 7.00%	6,229	$457,010	59.65%	6,949	$528,344	58.59%	6,024	$514,393	48.48%
7.00% — 7.99%	2,555	162,821	21.25	3,079	197,382	21.89	5,255	316,658	29.84
8.00% — 8.99%	1,375	65,271	8.52	1,739	77,826	8.63	2,541	107,873	10.17
9.00% — 9.99%	864	31,593	4.12	1,212	36,563	4.05	1,873	44,915	4.23
10.00% and over	1,982	49,460	6.46	2,602	61,635	6.84	3,183	77,279	7.28

Total	13,005	$766,155	100.00%	15,581	$901,750	100.00%	18,876	$1,061,118	100.00%

Loan administration fees decrease as the principal balance on the outstanding loan decreases and as the remaining time to maturity of the loan shortens. The following table sets forth certain information regarding the remaining contractual maturity of the mortgage loans serviced through Matrix Financial Services, excluding loans subserviced for others, as of the dates shown.

	As of December 31,
	2009				2008				2007
				Percentage				Percentage				Percentage
		Percentage	Unpaid	Unpaid		Percentage	Unpaid	Unpaid		Percentage	Unpaid	Unpaid
	Number of	of Number	Principal	Principal	Number of	of Number	Principal	Principal	Number of	of Number	Principal	Principal
Maturity	Loans	of Loans	Amount	Amount	Loans	of Loans	Amount	Amount	Loans	of Loans	Amount	Amount
	(Dollars in thousands)
1 — 5 years	1,713	13.17%	$22,400	2.92%	2,250	14.44%	$18,744	2.08%	3,666	19.41%	$28,943	2.73%
6 — 10 years	2,818	21.67	99,749	13.02	3,356	21.54	116,543	12.92	3,342	17.71	120,663	11.37
11 — 15 years	1,853	14.25	93,372	12.19	1,848	11.86	94,605	10.49	2,321	12.30	114,538	10.79
16 — 20 years	1,842	14.16	112,332	14.66	1,969	12.64	121,697	13.50	2,127	11.27	135,904	12.81
21 — 25 years	4,500	34.60	379,047	49.48	5,876	37.71	489,868	54.32	6,252	33.12	504,702	47.56
More than 25 years	279	2.15	59,255	7.73	282	1.81	60,293	6.69	1,168	6.19	156,368	14.74

Total	13,005	100.00%	$766,155	100.00%	15,581	100.00%	$901,750	100.00%	18,876	100.00%	$1,061,118	100.00%

The Company’s servicing activity is diversified throughout 50 states with concentrations at December 31, 2009, in Missouri, Texas, New Mexico, Illinois and California of approximately 15%, 13%, 13%, 12%, and 8%, respectively, based on aggregate outstanding unpaid principal balances of the mortgage loans serviced at December 31, 2009.

A significant risk of owning mortgage servicing rights is that the underlying loans prepay at a rate faster than predicted at acquisition. During periods of declining interest rates, prepayments of mortgage loans usually increase as homeowners seek to refinance at lower interest rates, resulting in a decrease in the value of the servicing portfolio. Mortgage loans with higher interest rates and/or higher principal balances are more likely to result in prepayments because the cost savings to the borrower from refinancing can be significant. Although prepayments may increase with the decline in the interest rates that has occurred and other government actions, the Company’s portfolio is comprised of loans with an average age of 11.5 years, average balance of $58,900 and average rate of 7.02%. Thus actual prepayment speeds have tended to be lower than national averages for several years.
The following table shows the annualized prepayment rate for each quarter and the annual average prepayment rate experience on the mortgage loans serviced by Matrix Financial Services, excluding loans subserviced by and for others:

	For the Years Ended December 31,
	2009	2008	2007
Quarter ended:
December 31	15.9%	13.1%	16.5%
September 30	14.8	21.4	19.3
June 30	17.9	16.2	20.8
March 31	16.4	16.4	20.7

Annual average	16.3%	16.8%	19.3%

Valuation of Servicing Rights. Our servicing portfolio is accounted for in accordance with GAAP using the amortization method. Under the amortization method, we are required to record our investment in mortgage servicing rights (“MSRs”) at the lower of cost or fair value. The estimated fair value of MSRs is determined by reference to the discounted future servicing income, as stratified in accordance with one or more predominant risk characteristics of the underlying loans. The Company stratifies its MSRs by product type, interest rate and investor to reflect the predominant risk characteristics. To determine the estimated fair value of MSRs, the Company uses a valuation model that calculates the present value of discounted future cash flows. In using this valuation model, the Company incorporates assumptions that market participants would use in estimating future net servicing income, which includes estimates of the cost of servicing per loan, including incremental interest cost of servicer advances, foreclosure expenses and losses, the discount rate, float value, an inflation rate, ancillary income per loan, prepayment speeds and default rates. For purposes of performing an impairment analysis on MSRs, the Company estimates fair value using the following primary assumptions: average prepayment speeds of 17.04 CPR, (Constant Prepayment Rate, a prepayment speed measurement) ranging from 1.9 CPR to 38.35 CPR; an average discount rate of 11.48%; with discount rates ranging from 11.00% to 18.82%; and average delinquency of 9.30%, with default rates ranging from 0% to 100%. At December 31, 2009, the Company’s residential servicing portfolio consists of seasoned loans with an approximate 11.5 year average age, an average balance of $58,900 and a weighted average note rate of 7.02%
During the years ended December 31, 2009 and December 31, 2008, we did not record any permanent impairment. During the year ended December 31, 2007, we recorded a permanent impairment of $1.1 million. Our impairment reserve as of December 31, 2009 was $860,000. Further decreases in interest rates, or other factors that result in an increase in anticipated future prepayment speeds, may cause additional impairment charges in future periods. It is possible to hedge the risk associated with declines in the value of MSRs with derivatives; however, based on the underlying characteristics of our portfolio, and our decision not to increase our investment in mortgage servicing, we do not currently anticipate that we will enter into any future hedge specific to our current investment in MSRs.
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
Deposits. United Western Bank offers a variety of deposit accounts with a range of interest rates and terms. The Bank’s core deposits consist of community bank and processing and trust checking accounts, NOW accounts, money market accounts, and community bank savings accounts and certificates of deposit. These deposits, along with brokered deposits, and short-term and long-term borrowings, are used to support our asset base. Community bank deposits are obtained predominantly from the geographic trade areas surrounding our regional office locations. Processing and trust deposits are obtained nationally. The Bank relies primarily on customer service and relationships with customers to attract and retain community bank deposits; however, market interest rates and rates offered by competing financial institutions significantly affect our ability to attract and retain deposits.
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
The following table sets forth the balances for each major category of the Company’s deposit accounts and the weighted-average interest rates paid for interest-bearing deposits for the periods indicated:

	December 31, 2009		December 31, 2008		December 31, 2007
		Weighted		Weighted		Weighted
	Amount	Average Rate	Amount	Average Rate	Amount	Average Rate
	(Dollars in thousands)
Savings accounts	$360	0.25%	$299	0.25%	$148	1.04%
NOW and DDA accounts	583,976	0.10	624,064	0.17	686,867	0.47
Money market accounts	937,082	0.39	958,837	0.79	668,483	2.19

Subtotal	1,521,418	0.28	1,583,200	0.55	1,355,498	1.32
Certificate accounts	472,095	1.58	141,472	3.53	29,983	4.21

Total Deposits	$1,993,513	0.59%	$1,724,672	0.79%	$1,385,481	1.05%

Total deposits increased $269 million between December 31, 2009 and 2008. This increase was caused by growth of $273 million of community bank deposits from our eight open banking offices. This growth includes $215 million obtained through the certificate accounts offered through the Certificate of Deposit Account Registry Service® (“CDARS”) program. The CDARS program provides full FDIC insurance on deposit balances greater than posted FDIC limits by exchanging larger depository relationships with other CDARS members. Depositor’s funds are broken into amounts below FDIC insurance limits and placed with other banks that are members of the CDARS network. Each member bank issues certificate accounts in denominations below the FDIC insured limit, resulting in full FDIC insurance for the entire deposit. For regulatory reporting purposes, CDARS are considered brokered deposits. The Bank has been notified by the OTS that it may not rollover or renew any existing brokered deposits or accept new brokered deposits without prior written non-objection of the OTS, Accordingly, the Company anticipates that such deposits will be transferred into other account types at the Bank or withdrawn as such deposits mature which will occur through December 22, 2011.

The following table sets forth the balances for categories of deposits and custodial escrow balances of the Company by source for the periods indicated:

	December 31, 2009	December 31, 2008	December 31, 2007
	(Dollars in thousands)
Community bank deposits	$218,405	$160,444	$89,338
CDARS deposits	246,463	31,522	—
Brokered deposits	329,184	197,867	13,025
UW Trust Company	4,425	31,915	110,978
Matrix Financial Services Corp.	11,755	14,083	18,256
Matrix Financial Solutions, Inc.	155,156	203,329	236,436
Legent Clearing, LLC	—	120,178	163,527
Deposit concentrations	1,044,706	967,993	772,212
Other deposits	15,324	27,038	15,881

Deposits and custodial escrow balances	$2,025,418	$1,754,369	$1,419,653

Community bank deposits represent deposits attracted by our regional banking teams. The growth in the past three years is consistent with expectations and a part of our community banking strategy.
Brokered deposits are comprised of $105 million of traditional brokered deposits which mature July 1, 2010, $225 million of other deposits deemed brokered by regulation, which will be withdrawn by March 31, 2010. At December 31, 2009, the Bank had cash on hand of $586 million and since year end this has grown to over $1 billion, and thus the withdrawal of these balances will not have a material adverse impact on the Bank.
UW Trust and Matrix Financial Services are our wholly owned subsidiaries. Due to the UW Trust asset sale, discussed in Note 25 — “Discontinued Operations — Sale of UW Trust Assets,” the custodial rights sold are presented retrospectively. Accordingly, the decline of deposits from UW Trust is related to an account for one life settlement agent for special asset acquisitions and administration with a balance of $732,000, $30,404,000, and $103,830,000, at December 31, 2009, December 31, 2008, and December 31, 2007, respectively. In the fourth quarter of 2007, management elected to restructure this relationship and terminate certain elements of business with respect to this life settlement agent account. The restructured relationship will now allow the Company to pursue business in the same industry on a non-exclusive basis subject to prior approval by the Texas Department of Banking, UW Trust’s principal regulator. If UW Trust cannot replace this business with deposits from other clients, the aggregate deposits directed to the Bank by UW Trust will decline further in 2010.
Matrix Financial Solutions, Inc. (“MFSI”) are deposits that represent customer assets under administration by MFSI. During the first quarter of 2009, the Company completed the sale of 269,792 shares of MFSI. As part of the sale agreement, deposits will continue to be maintained by MFSI at the Bank. This agreement was renewed in 2007 and matures on July 5, 2010. The balance of these deposits over the three years is associated with the overall growth in business experienced by MFSI as well as current economic conditions.
Legent Clearing, LLC deposits are deposits that represent processing and trust deposits received through Legent Clearing, LLC, that are in NOW and money market accounts. The Company’s Chairman of the Board holds an indirect minority interest in Legent Clearing, LLC. Deposit concentrations are deposits that represent deposit funds from four, six and three processing and trust relationships maintained by United Western Bank as of December 31, 2009, 2008 and 2007, respectively. Due to the UW Trust asset sale, discussed in Note 25 — “Discontinued Operations - Sale of UW Trust Assets,” the custodial rights sold are presented retrospectively.
Included in deposit concentrations is one processing and trust relationship with balances of $933.9 million, $822.8 million, and $749.5 million at December 31, 2009, 2008 and 2007, respectively. This relationship is contractual and matured June 30, 2009. This contract was renewed in 2009. As part of the UW Trust asset sale, (discussed in Note 25 — “Discontinued Operations — Sale of UW Trust Assets”) Equity Trust Company and Sterling Administrative Services, LLC, the Buyers, and Equity Administrative Services Inc. (an affiliate of the Buyers), agreed that the Bank shall be the sole depository of custodial deposits for a period of three years; thereafter, the Buyers agreed, for the remaining term of the agreement (which is the later of five years from the date of the subaccounting agreement or until the seller note is repaid in full) to maintain an amount of custodial deposits at the Bank in a minimum amount equal to the amount of custodial deposits transferred to the Buyer at the closing of this transaction. See Item 1A. “Risk Factors — Risk Related to Our Business” in this report and Note 8 — “Deposits” to the financial statements.

The following table sets forth the amount of United Western Bank’s certificates of deposit that are greater than $100,000 by time remaining until maturity as of December 31, 2009:

		Weighted Average
	Amount	Rate Paid
	(Dollars in thousands)
Three months or less	$3,323	1.35%
Over three months through six months	4,230	1.94
Over six months through twelve months	58,108	2.13
Over twelve months	13,007	3.61

Total	$78,668	2.33%

Borrowings. We have access to a variety of funding sources and use various instruments both short-term and long-term to support our asset base. Borrowings include securities sold under agreements to repurchase, FHLBank borrowings, Federal Reserve Discount Window borrowings and a line of credit with a third party financial institution. At December 31, 2009, short-term borrowings consisted of $23.6 million of borrowings with a maturity during 2010, which includes a $20 million line of credit with a third party financial institution and $3.6 million of customer repurchase agreements. On January 15, 2010, United Western Bank exchanged $180 million of outstanding FHLBank of Topeka advances for $180 million in new advances. Specifically, the Bank exchanged 14 separate advances, totaling $180 million, with yields ranging from 2.77% to 4.80%, with a weighted average yield of 4.15% and an average remaining term of 29 months, and with final maturities scheduled 16 to 52 months into the future. The exchange required the payment of a prepayment fee to the FHLBank in the amount of $12.4 million, this amount together with the face rate of the new instruments will result in an effective interest rate of 2.15% for the first twelve months.
The following table sets forth a summary of our borrowings during 2009, 2008 and 2007 and as of the end of each such period:

		Average		Weighted
		Amount	Maximum	Average	Weighted
	Amount	Outstanding	Outstanding	Interest Rate	Average
	Outstanding	During the	at any	During the	Interest Rate
	at Year-End	Year (1)	Month-End	Year	at Year-End
	(Dollars in thousands)
At or for the year ended December 31, 2009:
FHLBank borrowings(2)	$180,607	214,881	226,712	4.29%	4.16%
Repurchase Agreements	78,635	79,195	80,384	4.57	4.79
Revolving lines of credit	20,000	27,417	30,000	3.19	5.23
Subordinated debt	10,000	10,000	10,000	3.44	3.00

Total at December 31, 2009	$289,242

At or for the year ended December 31, 2008:
FHLBank borrowings(3)	$226,721	383,543	458,794	3.53%	4.25%
Repurchase Agreements	81,265	78,934	81,442	3.71	4.46
Revolving lines of credit	28,000	10,292	28,000	4.22	2.58
Advancing line	—	2,967	6,000	4.22	2.58
Subordinated debt	10,000	10,000	10,000	5.94	4.58

Total at December 31, 2008	$345,986

At or for the year ended December 31, 2007:
FHLBank borrowings(4)	$406,129	351,231	454,423	4.80%	4.46%
Repurchase Agreements	76,428	72,354	77,460	4.83	4.63
Revolving lines of credit	5,000	2,205	5,000	6.38	6.27
Advancing line	6,000	2,647	6,000	6.38	6.27
Subordinated debt	10,000	10,000	10,000	8.05	7.73

Total at December 31, 2007	$503,557

(1)	Calculations are based on daily averages where available and monthly averages otherwise.

(2)
A total of $180 million of the FHLBank borrowings outstanding at December 31, 2009 were borrowed under short option advance agreements with the FHLBank. The interest rates on the short option advance borrowings ranged from 2.77% to 4.80% at December 31, 2009 and their possible call dates varied from January 2010 to April 2010. Additionally, $607,000 of the FHLBank borrowings outstanding at December 31, 2009 are fixed-term/rate advances, which were to offset specific loans originated by United Western Bank. The principal amount of these fixed-term/rate advances adjusts monthly based on an amortization schedule. The interest rate on the fixed-term/rate advances was 5.84%, and their maturity date is June 2014.

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

(4)
A total of $206.0 million of the FHLBank borrowings outstanding at December 31, 2007 were borrowed under short option advance agreements with the FHLBank. The interest rates on the short option advance borrowings ranged from 3.27% to 5.63% at December 31, 2008 and their possible call dates varied from January 2008 to September 2009. A total of $20.0 million of the FHLBank borrowings outstanding at December 31, 2007 were borrowed under fixed rate advance agreements. The interest rates on the advances ranged from 3.92% to 4.30% at December 31, 2007 and their maturity dates were May 2008 and November 2009. Additionally, $829,000 of the FHLBank borrowings outstanding at December 31, 2007 are fixed-term/rate advances, which were to offset specific loans originated by United Western Bank. The principal amount of these fixed-term/rate advances adjusts monthly based on an amortization schedule. The interest rate on the fixed-term/rate advances was 5.84%, and their maturity date is June 2014.

Borrowings were $289.2 million at December 31, 2009 compared to $346.0 million at December 31, 2008 and $503.6 million at December 31, 2007. The decrease in borrowings between 2009 and 2008 and 2008 and 2007 was primarily due the $269 million and $339 million increases in deposits during those years.
Junior Subordinated Debentures. Junior subordinated debentures owed to unconsolidated subsidiary trusts include debentures we sold to Matrix Bancorp Capital Trusts II, VI and VIII in connection with the issuance of their preferred securities in 2001, 2004 and 2005, respectively. As of December 31, 2009 and December 31, 2008, our junior subordinated debentures owed to unconsolidated subsidiary trusts were $30.4 million. See “Liquidity — Company Liquidity” below and Note 11 to the consolidated financial statements for further analysis.
Capital
Capital. See Item 1. “Business-Regulation and Supervision—United Western Bank’s Capital Ratios” for a discussion about the capital ratios and required capital ratios of United Western Bank. United Western Bank and UW Trust are restricted in certain instances from paying dividends to United Western Bancorp due to certain regulatory requirements. See Item 1. “Business—Regulation and Supervision.”
At December 31, 2009, shareholders equity was $159.7 million compared to $101.9 million at December 31, 2008. The increase was principally the result of our September 2009 capital raise of $81.7 million, net of direct offering expenses, and a $17.0 million decrease in accumulated other comprehensive loss. Offsetting the increases were $42.0 million of net loss and dividends of $943,000. The Company paid quarterly dividends of $.06 per common share during the first and second quarter of 2009, $.01 during the third quarter of 2009, and $0 during the fourth quarter of 2009.
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
During the fourth quarter of 2002, the Company executed a Shareholder Rights Plan at which time the Board of Directors of the Company declared a dividend of one preferred stock purchase right (“Rights”) for each outstanding share of the Company’s common stock. Each of these Rights, which are not immediately exercisable, entitles the holder to purchase one one-thousandth of a share of the Company’s newly designated Series A Junior Participating Preferred Stock at an exercise price of $40.00. The Rights are not exercisable until certain events occur, are not detachable from the Company’s common stock and do not have any immediate value to shareholders. The Rights distribution was made on November 15, 2002, payable to shareholders of record on that date. The Rights will expire on November 5, 2012.

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
Our primary sources of funds are community bank, commercial and processing and trust deposits, advances from FHLBank and other borrowings and funds generated from operations. Funds from operations include principal and interest payments received on loans and securities. While maturities and scheduled amortization of loans and securities provide an indication of the timing of the receipt of funds, changes in interest rates, economic conditions and competition strongly influence mortgage prepayment rates and deposit flows, reducing the predictability of the timing on sources of funds.
United Western Bank has an internal policy that requires certain liquidity ratios to be met. Our current policy requires that we maintain a set amount of liquidity on the balance sheet at all times and that we have off balance sheet liquidity readily available to the Bank to meet the day-to-day liquidity requirements of the Bank and its customers. The Bank is a member of the FHLBank of Topeka and has the ability to borrow up to 40% of the assets of the Bank. At December 31, 2009, the Bank had unused borrowing capacity at FHLBank borrowings of approximately $222.8 million. Also, at December 31, 2009, the Bank had unused borrowing capacity at the Federal Reserve Bank of Kansas City of approximately $22.9 million.
At December 31, 2009, the Bank had outstanding letters of credit, loan origination commitments and unused commercial and community bank lines of credit of approximately $103 million. We anticipate that the Bank will have sufficient funds available to meet current origination and other lending commitments. Certificates of deposit that are scheduled to mature within one year totaled $443 million at December 31, 2009 including brokered deposits. Although no assurance can be given, we expect that the Bank will retain a substantial majority of community bank certificates of deposits and that the Bank has adequate liquidity to fund brokered deposits as they mature.
Company Liquidity. Our main sources of liquidity at the holding company level are existing cash and notes receivable, cash flows from $6.1 million of book value of non-agency mortgage-backed securities, dividends and tax payments from our subsidiaries. Company cash on deposit at the Bank at December 31, 2009, was $9.6 million and there was approximately $2.7 million of available cash for dividend to the Company from unregulated subsidiaries.
The Company is reliant on dividend and tax payments from its subsidiaries in order to fund operations, meet debt and tax obligations and grow new or developing lines of business. A long-term inability of a subsidiary to make dividend payments could significantly impact the Company’s liquidity. Historically, United Western Bank has made the majority of the dividend payments received by the Company. For the year ended December 31, 2007, the Company received dividends from Matrix Bancorp Trading of $1.4 million, UW Asset Corp. of $1.2 million and United Western Bank of $7.4 million. For the year ended December 31, 2008 the Company received dividends of $8.6 million, of which $6.8 million was from the Bank, $509,000 was from UW Trust and the balance, $1.3 million, was from non-core subsidiaries. For the year ended December 31, 2009 the Company received a dividend of $38.3 million from UW Trust. The Informal Agreement the Company entered into with the OTS on December 10, 2009, requires the Company to obtain written non-objection of the Regional Director of the OTS prior to receiving a dividend from the Bank, we currently anticipate the Bank; therefore, will not pay dividends to the Company during 2010. For 2010 the Company anticipates dividends from UW Trust and dividends from non-core subsidiaries of approximately $3.0 million to $4.0 million, and the principal source of these dividends will be cash flows from non-agency mortgage-backed securities owned by a non-core subsidiary.

Effective January 15, 2010, the Company entered into an Amendment to Credit Agreement, Note Modification and Forbearance Agreement (the “Amendment”) to that certain Credit Agreement dated as of June 29, 2007, as amended by that certain Amendment to Credit Agreement dated June 30, 2007, that certain Amendment to Credit Agreement dated June 29, 2009, that certain Amendment to Credit Agreement dated September 30, 2009, and that certain Amendment and Forbearance Agreement dated December 14, 2009 (collectively, the “Credit Agreement”) with JPMorgan. The terms of the Amendment provide, among other things: (i) for the extension of the maturity date on the $25 million line of credit note dated September 30, 2009 (the “Note”) from December 31, 2009 to June 30, 2010 (the Note had a current principal balance of $20 million); (ii) that the Company make a principal reduction payment on the Note of $2.5 million upon execution of the Amendment (which payment the Company made), and another principal reduction payment on the Note of $1.25 million on or before March 31, 2010; (iii) that JPMorgan agrees to continue to forbear from declaring all outstanding amounts on the Note to be immediately due and payable as a result of the Company and the Bank each executing Informal Agreements with the OTS effective on December 10, 2009; and (iv) that the Company and one of its nonbank subsidiaries pledge certain securities as additional collateral to JPMorgan.
The Company has sponsored three trusts with remaining balances outstanding at December 31, 2009 — Matrix Bancorp Capital Trusts II, VI and VIII (the “Trusts”). The Company owns 100% of the common equity of each of the Trusts. The Trusts were formed for the purpose of issuing corporation-obligated mandatorily redeemable capital securities (the “capital securities”) to third-party investors and investing the proceeds from the sale of such capital securities solely in junior subordinated debt securities of the Company. The debentures held by each Trust are the sole assets of that Trust. Distributions on the capital securities issued by each Trust are payable either quarterly or semiannually at a rate per annum equal to the interest rate being earned by the Trust on the debentures held by that Trust. The capital securities of the Trusts are subject to mandatory redemption, in whole or in part, upon repayment of the debentures. The Company has entered into agreements which, taken collectively, fully and unconditionally guarantee the capital securities subject to the term of each of the guarantees. See Note 11 to the financial statements.
Statement of Cash Flows
Operating Activities. Cash flows from operating activities primarily include income from continuing operations for the year, adjustments for items in net income that did not impact cash and activities related to loans held for sale. Net cash from operating activities decreased by $16.9 million to $60.5 million for the year ended December 31, 2009 compared to $77 million for 2008 and a $93 million for 2007. The decrease in 2009 versus 2008 was due to lower repayments on loans held for sale. The decrease in 2008 versus 2007 was due to an increase in the deferred income tax asset.
Investing Activities. Cash flows from investing activities reflect the impact of loans and investments acquired for the Company’s interest-earning asset portfolios, as well as cash flows from asset purchases and dispositions and security purchases and sales. Net cash from investing activities increased $484 million to $215 million for 2009, as compared to uses of cash of $269 million for 2008 and $5 million for 2007. The increase in cash from investing activities in 2009 versus 2008 was due to a $445 million decrease in the amount of loans originated and purchased for investment and a $28 million increase in proceeds from held to maturity securities. In 2008, we originated community bank loans and incurred draws on existing commitments that totaled $867 million, an increase of $162 million as compared to 2007. Other factors contributing to the decline in cash from investing activities for 2008 included an absence of a sale of securities during 2008 as compared to 2007 and lower repayments of held to maturity and available for sale securities due to current economic conditions.
Financing Activities. Cash flows from financing activities include transactions and events whereby cash is obtained from depositors, creditors or investors. Net cash from financing activities increased $121 million to $295 million as compared to $174 million for 2008 and a use of cash of $70 million for 2007. The increase in 2009 versus 2008 was due to our capital raise and a $133 million decrease in FHLBank borrowing repayments, which were partially offset by a $70 million decrease in deposit inflows. The increase in 2008 versus 2007 was due to an increase in cash flows deposits of $299 million in 2008 compared to 2007. Deposit inflows of $339 million allowed the Company to reduce FHLBank borrowings by $179 million. The decline in cash from financing activities between 2006 and 2007 in the period was due to lower increases in processing and trust deposits and net declines in FHLBank borrowings due to the overall decline in the size of our balance sheet.

Off-Balance Sheet Arrangements, Contractual Obligations, Commitments, and Contingent Liabilities.
The following table presents, as of December 31, 2009, the Company’s significant fixed and determinable contractual obligations by payment date. The payment amounts represent those amounts contractually due to the recipient and do not include any unamortized premiums or discounts, other similar carrying value adjustments or interest. Further discussion of the nature of each obligation is included in the financial statements in the footnote identified in the “Note Reference” column of the table below.

	As of December 31, 2009
	Note	1 Year or	1 to 3	3 to 5	Over 5
	Reference	Less	Years	Years	Years	Total
	(Dollars in thousands)
Contractual Obligations
Deposits (savings, NOW and money market)	8	$1,521,418	$—	$—	$—	$1,521,418
Certificate accounts	8	443,227	23,671	5,197	—	472,095
FHLBank borrowings	10	—	150,000	30,607	—	180,607
Borrowed money	9	23,635	75,000	—	10,000	108,635
Junior subordinated debentures owed to unconsolidated subsidiary trusts	11	—	—	—	30,442	30,442
Sale leaseback commitment	17	1,314	2,756	2,926	2,697	9,693
Other operating leases	17	631	1,064	851	1,273	3,819
The following table presents, for the periods shown, the Company’s schedule of significant commitments. Loan commitments and standby letters of credit are presented at contractual amounts; however, since many of these commitments are expected to expire unused or only partially used, the total amount of these commitments do not necessarily reflect future cash requirements.

	December 31,
	2009	2008
	(Dollars in thousands)
Commitments
Commitments to extend credit:
Loans secured by mortgages	$31,516	$110,249
Construction and development loans	23,605	151,195
Commercial loans and lines of credit	47,154	65,362
Consumer loans	705	340

Total commitments to extend credit	$102,980	$327,146
Standby letters of credit	8,471	12,077

Total	$111,451	$339,223

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
Commitments to Extend Credit. The Company enters into contractual commitments to extend credit, generally with fixed expiration dates or termination clauses, at specified rates and for specific purposes. Substantially all of the Company’s commitments to extend credit are contingent upon customers maintaining specific credit standards, which are determined at the time the Company enters into the commitment. The $224.1 million decrease in commitments to extend credit is a result of a $127.6 decrease in construction and development commitments and a $78.7 million decrease in loans secured by mortgages commitments. The decrease in these real estate collateralized loan commitments is in response to our decision to reduce our exposure to real estate lending in the current economic environment. Such commitments are not necessarily an indication of future growth of such lending, since these loans have shorter life spans and generally turn over more rapidly than other forms of lending.
Standby Letters of Credit. Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party.

Commitments and Contingent Liabilities. The Company may also have liabilities under certain contractual agreements contingent upon the occurrence of certain events. A discussion of the significant contractual arrangements under which the Company may be held contingently liable, including guarantee arrangements, is included in Note 17 of the consolidated financial statements.
The Company maintains a liability for estimated recourse obligations for certain loans in connection with the 2006 sale of ABS School Services, LLC. Pursuant to the sales agreement, the Company guaranteed, for a five year period, the repayment of the loans sold to the purchaser. At December 31, 2009, and 2008, the liability for estimated recourse obligations was $192,000 and $445,000, respectively, and was included in other liabilities on the consolidated balance sheet. During the year ended December 31, 2009, the Company paid $253,000 of claims against its recourse obligation. Assets that continue to be indemnified total $14.5 million. Based on the analysis the Company prepares, we believe the remaining liability is adequate for the inherent losses that may be incurred on our recourse obligation. However, an increase in claims under our obligation could result in an additional charge up to the aggregate amount of our guarantee.
The Company maintains a liability for estimated losses on loans expected to be repurchased or on which indemnification is expected to be provided and regularly evaluates the adequacy of this repurchase liability based on trends in repurchase and indemnification requests, actual loss experience, and other relevant factors including economic conditions. Total loans repurchased during the years ended December 31, 2009, 2008 and 2007 were $196,000, $1,301,000, and $1,037,000, respectively. Loans indemnified that remain outstanding at December 31, 2009 totaled $5,320,000, of which loans totaling $2,089,000 are guaranteed as to principal by FHA. Losses charged against the liability for estimated losses on repurchase and indemnification were $292,000, $606,000, and $97,000, for 2009, 2008, and 2007, respectively. At December 31, 2009 and 2008, the liability for estimated losses on repurchase and indemnification was $891,000 and $1,195,000, respectively, and was included in other liabilities on the consolidated balance sheets.
Impact of Inflation and Changing Prices
The Company’s financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). GAAP presently requires the Company to measure financial position and operating results primarily in terms of historic dollars. Changes in the relative value of money due to inflation or recession are generally not considered. The primary effect of inflation on the operations of the Company is reflected in increased operating costs. In the Company’s opinion, our financial condition is affected much more by changes in interest rates than by changes in the inflation rate. While interest rates are certainly influenced by inflation rates, interest rates do not necessarily change at the same rate or in the same proportion as the inflation rate. Interest rates are highly sensitive to many factors beyond the control of the Company, including changes in the expected rate of inflation, influence of general and local economic conditions and the monetary and fiscal policies of the United States government, and various other governmental regulatory authorities, among other things. See Item 1. “Business — Regulation and Supervision” in this report.
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

The allowance for credit losses consists of four components: (1) pools of homogeneous single-family loans with similar risk characteristics; (2) pools of homogenous community bank loans with similar risk characteristics (i.e., multifamily, residential and commercial construction and development, commercial real estate and commercial); (3) individually significant loans that are measured for impairment; and (4) a component representing an estimate of inherent, but probable undetected losses, which also contemplates the imprecision in the various credit risk models utilized to calculate the other components of the allowance as well as the uncertainty of underlying collateral fair values.
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
Valuation Loans Held for Sale. The Company also considers its lower-of-cost-or-market (“LOCOM”) valuations which apply to loans held for sale to be a critical accounting policy that requires use of judgments, assumptions and estimates. The Company classified $260.8 million of loan assets as held for sale at December 31, 2009. The majority of these loans consist of single-family residential loans of approximately $187.9 million, commercial real estate of $55.3 million, SBA originated loans of $4.4 million, and multifamily loans of $17.4 million. Loans held for sale are carried at the lower of cost or market in accordance with ASC Subtopic 948-35-1, “Loans Held for Sale.” Many of the loans owned by the Company either do not trade in an active market or trade in inefficient markets. As such, the market value of loans without available market prices is estimated by loan type using interest rates for reasonably comparable assets found in the secondary marketplace. Other factors including delinquency, existence of government guarantees, and other economic factors are considered in estimating the fair value of loans held for sale. Management has compared its fair value estimates and assumptions to observable market data where available and to recent market activity and based on that comparison believes the fair values and related assumptions are comparable to those used by other market participants. A rising interest rate environment may possibly result in declines in the market value of the loans held for sale, which may adversely affect earnings or our financial position in future periods. The Company mitigates risk associated with declines in the estimated fair value of its loans held for sale by predominately holding loans with variable interest rates that tend to be less market sensitive to interest rate fluctuations than long-term fixed rate loans. See Note 18 to the financial statements.

Temporary vs. Other-Than-Temporary Impairment. The Company views the determination of whether an investment security is temporarily or other-than-temporarily impaired as a critical accounting policy, as the estimate is susceptible to significant change from period to period because it requires management to make significant judgments, assumptions and estimates in the preparation of its consolidated financial statements. We assess individual securities in our investment securities portfolio for impairment at least on a quarterly basis, and more frequently when economic or market conditions warrant. An investment is impaired if the fair value of the security is less than its carrying value at the financial statement date. When a security is impaired, we then determine whether this impairment is temporary or other-than-temporary. Management also evaluates all of its investment securities with one rating below investment grade from a Nationally Recognized Securities Ratings Organization (“NRSRO”) for other-than-temporary impairment (“OTTI”) at least on a quarterly basis as well as securities with a collateral coverage ratio of less than or equal to 1.0 (these populations are substantially the same). In estimating other-than-temporary impairment losses, management assesses whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of these criteria is met, the entire difference between amortized cost and fair value is recognized in earnings. For securities that do not meet the aforementioned criteria, the amount of impairment recognized in earnings is limited to the amount related to credit losses, while impairment related to other factors is recognized in other comprehensive income. Management utilizes cash flow models to segregate impairments principally on selected non-agency mortgage backed securities to distinguish between impairment related to credit losses and impairment related to other factors. To assess for OTTI, management considers, among other things, (i) the severity and duration of the impairment; (ii) the ratings of the security; (iii) the overall transaction structure (e.g., the Company’s position within the structure, the aggregate, near term financial performance of the underlying collateral, delinquencies, defaults, loss severities, recoveries, prepayments, cumulative loss projections, and discounted cash flows); and (iv) the timing and magnitude of a break in modeled cash flows.
The material effect, if any, on the consolidated financial statements related to these critical accounting areas is also discussed below.
Income Taxes. The assessment of tax assets and liabilities involves the use of estimates, assumptions, interpretations, and judgment concerning certain accounting pronouncements and federal and state tax codes. There can be no assurance that future events, such as court decisions or positions of federal and state taxing authorities, will not differ from management’s current assessment, the impact of which could be significant to the consolidated results of operations and reported earnings. For financial reporting purposes, a valuation allowance has been recognized at December 31, 2009, to offset deferred tax assets related to the Company’s credit carryforwards, state net operating loss carryforwards of certain subsidiaries and the remaining balance of the deferred tax asset for which management determined it was not more likely than not that the deferred tax asset could be realized. The Company believes the tax assets and liabilities are properly recorded in the consolidated financial statements. However, there is no guarantee that the tax benefits associated with the remaining deferred tax assets will be fully realized. We have concluded that it is more likely than not that the tax benefits associated with the remaining deferred tax assets will be realized. See Note 1, “Summary of Significant Accounting Policies,” and Note 12, “Income Taxes,” of the notes to consolidated financial statements.”
Real Estate Owned. Real estate owned or other foreclosed assets acquired through loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. The adjustment at the time of foreclosure is recorded through the allowance for credit losses. Due to the subjective nature of establishing the fair value when the asset is acquired, the actual fair value of the real estate owned or foreclosed asset could differ from the original estimate. If it is determined that fair value declines subsequent to foreclosure, a direct charge is recorded through noninterest expense to further reduce the cost basis of the asset. Operating costs associated with the assets after acquisition are also recorded as noninterest expense. Gains and losses on the disposition of real estate owned and foreclosed assets are netted and included in other noninterest expense.
Recent Accounting Pronouncements
Note 22 to the financial statements discusses new accounting policies adopted by the Company during 2009 and the expected impact of accounting policies recently issued or proposed but not yet required to be adopted. To the extent the adoption of new accounting standards materially affects financial condition, results of operations, or liquidity, the impacts thereof are discussed in the applicable section(s) of this discussion and the notes to the consolidated financial statements.

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
Market Risk. Market risk refers to the risk of loss arising from adverse changes in interest rates and other relevant market rates and prices. The risk of loss can be assessed from the perspective of adverse changes in fair values, cash flows, and future earnings. Due to the nature of its operations, the Company is exposed to both interest rate risk and, liquidity risk.
Interest Rate Risk. Interest rate risk on the Company’s balance sheet consists of reprice, option, and basis risks. Reprice risk results from differences in the maturity, or repricing of asset and liability portfolios. Option risk arises from embedded options present in many financial instruments such as loan prepayment options, deposit early withdrawal options, interest rate options, and options we embed in various instruments such as FHLBank borrowings and repurchase agreements. These options allow customers or the holders opportunities to benefit when market interest rates change, which typically results in higher costs or lower revenue for the Company. Basis risk refers to the potential for changes in the underlying relationship between market rates and indices, which subsequently result in a narrowing of the profit spread on an earning asset or liability. Basis risk principally impacts the Company through certain liabilities that are tied to LIBOR, while the majority of the community bank loans are tied to prime.
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

Based on simulation modeling, which assumes immediate parallel changes in interest rates at December 31, 2009, we believe that our net interest income and net income would change over a one-year period due to changes in interest rates as follows:

Immediate Shifts
Changes in Levels of	Change in Net Interest Income
Interest Rates	Dollar Change	Percentage Change
(in basis points)	(dollars in thousands)
200	$14,336	21.67%
100	4,668	7.06
0	—	—
(100)	(1,939)	(2.93)
Based on simulation modeling, which assumes immediate parallel changes in interest rates at December 31, 2008, we believe that our net interest income and net income would change over a one-year period due to changes in interest rates as follows:

Immediate Shifts
Changes in Levels of	Change in Net Interest Income
Interest Rates	Dollar Change	Percentage Change
(in basis points)	(dollars in thousands)
200	$4,307	5.69%
100	1,607	2.12
0	—	—
(100)	(1,483)	(1.96)
At December 31, 2009, management believes the Company’s interest rate risk position is modestly asset sensitive. This means the results of the Company’s net interest income and net income would be expected to improve modestly if interest rates increased from current levels. Management also believes that continued interest rate declines from the Federal Open Market Committee would have a negative impact on the results of operations. The continued execution of our business plan is expected to mitigate the impact of the current interest rate environment if rates remain stable or decline further.
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
None

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
(b)	Management’s Annual Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of management, including our CEO, CFO and CAO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) as of December 31, 2009.
Based on our assessment, management concluded that, as of December 31, 2009, the Company’s internal control over financial reporting was effective based on the criteria set forth by COSO.
The Company’s external auditors, Crowe Horwath, LLP, an independent registered public accounting firm, have issued an audit report on the effectiveness of the Company’s internal control over financial reporting, which is included on page F-2 of this report.
(c)	Changes in Internal Control over Financial Reporting
During the quarter ended December 31, 2009, there were no changes that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
None.
PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Item 11.	Executive Compensation

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Item 14.	Principal Accountant Fees and Services
Information required by these Items is incorporated herein by reference to the Company’s Proxy Statement (Schedule 14A) for its 2010 Annual Meeting of Shareholders, which will be filed with the Commission on or before March 31, 2010.
PART IV

Item 15.	Exhibits and Financial Statement Schedules
(a)	(1) and (a) (2) Financial statements and financial statement schedules
See Index to Financial Statements on page F-1.
(b)	Exhibits
See Exhibit Index on page 84.
(c)	Financial Statement Schedules
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 15th day of March, 2010.

UNITED WESTERN BANCORP, INC.
Dated: March 15, 2010	/s/ Scot T. Wetzel
Scot T. Wetzel
President and Chief Executive Officer (Principal Executive Officer)

Dated: March 15, 2010	/s/ William D. Snider
William D. Snider
Chief Financial Officer (Principal Financial Officer)

Dated: March 15, 2010	/s/ Benjamin C. Hirsh
Benjamin C. Hirsh
Chief Accounting Officer (Principal Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Scot T. Wetzel Scot T. Wetzel	President, Chief Executive Officer and a Director (Principal Executive Officer)	March 15, 2010

/s/ Guy A. Gibson Guy A. Gibson	Chairman of the Board	March 15, 2010

/s/ William D. Snider William D. Snider	Vice Chairman, Chief Financial Officer and a Director (Principal Financial Officer)	March 15, 2010

/s/ Michael J. McCloskey Michael J. McCloskey	Executive Vice President, Chief Operating Officer and a Director	March 15, 2010

/s/ Robert T. Slezak Robert T. Slezak	Director	March 15, 2010

/s/ Lester Ravitz Lester Ravitz	Director	March 15, 2010

/s/ Dr. James Bullock Dr. James Bullock	Director	March 15, 2010

/s/ Jeffrey R. Leeds Jeffrey R. Leeds	Director	March 15, 2010

/s/ Bernard C. Darré Bernard C. Darré	Director	March 15, 2010

INDEX TO EXHIBITS

3.1
Amended and Restated Articles of Incorporation, incorporated by reference to Exhibit 3.1 to Registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2002 filed by the Registrant with the Commission on March 14, 2003.

3.1	(a)
Articles of Amendment to the Articles of Incorporation, incorporated by reference to Exhibit 3.2 to Registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2006 filed by the Registrant with the Commission on March 16, 2007.

3.2		Bylaws, as amended, of the Registrant, incorporated by reference to Exhibit 3.2 to the Registrant’s report on Form 8-K filed by the Registrant with the Commission on December 27, 2007.
4.1
Specimen Certificate for Common Stock of the Registrant, incorporated by reference to Exhibit 4.1 to Registrant’s registration statement on Form S-1 (No. 333-10223), filed by the Registrant with the Commission on August 15, 1996, as amended by Form S-1/A, filed by the Registrant with the Commission on September 27, 1996.

4.2
1996 Amended and Restated Employee Stock Option Plan, incorporated by reference to Appendix III of the Proxy Statement filed by the Registrant with the Commission on April 28, 2006, for the annual meeting of shareholders held on June 15, 2006 and Exhibit 4.1 to Registrant’s Form S-8 registration statement filed with the Commission on June 30, 2006. •

4.3		Form of Non-Qualified Stock Option Agreement, incorporated by reference to Exhibit 99.1 to Registrant’s report on Form 8-K filed by the Registrant with the Commission on February 16, 2005. •
4.4		Form of Director Non-Qualified Stock Option Agreement, incorporated by reference to Exhibit 99.2 to Registrant’s report on Form 8-K filed by the Registrant with the Commission on February 16, 2005. •
4.5
1996 Employee Stock Purchase Plan, incorporated by reference to Appendix II of the Proxy Statement filed by the Registrant with the Commission on April 28, 2006, for the annual meeting of shareholders held on June 15, 2006 and Exhibit 4.2 to Registrant’s Form S-8 registration statement on June 30, 2006. •

4.6
2006 Employee Stock Option Plan, incorporated by reference to Appendix IV of the Proxy Statement filed by the Registrant with the Commission on April 28, 2006, for the annual meeting of shareholders held on June 15, 2006 and Exhibit 4.1 to Registrant’s Form S-8 registration statement filed with the Commission on June 30, 2006. •

4.7
2007 Equity Incentive Plan, incorporated by reference to Exhibit 1 of the Proxy Statement filed by the Registrant with the Commission on March 27, 2007, for the annual meeting of shareholders held on May 17, 2007 and Exhibit 4.1 to Registrant’s Form S-8 registration statement filed with the Commission on May 18, 2007. •

4.8		Amended 2007 Equity Incentive Plan, incorporated by reference to Exhibit 10.20 of the Form 10-K filed by the Registrant with the Commission on March 3, 2009. •
4.9		Form of Restricted Stock Agreement, incorporated by reference to Exhibit 99.3 to Registrant’s report on Form 8-K filed by the Registrant with the Commission on May 21, 2007. •
4.10
Indenture between the Registrant and Wilmington Trust Company, as debenture trustee, dated as of March 28, 2001, relating to the 10.18% junior subordinated deferrable interest debentures due June 8, 2031, incorporated by reference to Exhibit 10.5 to Registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2001, filed by the Registrant with the Commission on May 15, 2001.

4.11
Amended and Restated Declaration of Trust of Matrix Bancorp Capital Trust II, dated as of March 28, 2001, incorporated by reference to Exhibit 10.6 to Registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2001, filed by the Registrant with the Commission on May 15, 2001.

4.12
Common Securities Guarantee Agreement of the Registrant, dated as of March 28, 2001, incorporated by reference to Exhibit 10.7 to Registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2001, filed by the Registrant with the Commission on May 15, 2001.

4.13
Capital Securities Guarantee Agreement of the Registrant, dated as of March 28, 2001, incorporated by reference to Exhibit 10.8 to Registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2001, filed by the Registrant with the Commission on May 15, 2001.

4.14
Amended and Restated Trust Agreement of Matrix Bancorp Capital Trust VI, dated as of August 30, 2004, incorporated by reference to Exhibit 10.1 to Registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2004, filed by the Registrant with the Commission on November 4, 2004.

4.15
Guarantee Agreement of Matrix Bancorp Capital Trust VI, dated as of August 30, 2004, incorporated by reference to Exhibit 10.2 to Registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2004, filed by the Registrant with the Commission on November 4, 2004.

4.16
Junior Indenture between the Registrant and Deutsche Bank Trust Company Americas, dated as of August 30, 2004, relating to Junior Subordinated Debt Securities, due October 18, 2034, incorporated by reference to Exhibit 10.3 to Registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2004, filed by the Registrant with the Commission on November 4, 2004.

4.17
Indenture between the Registrant and Wells Fargo Bank, National Association, as debenture trustee, dated as of June 30, 2005, incorporated by reference to Exhibit 10.1 to Registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2005, filed by the Registrant with the Commission on August 3, 2005.

4.18
Amended and Restated Declaration of Trust Agreement of Matrix Bancorp Capital Trust VIII, dated as of June 30, 2005, incorporated by reference to Exhibit 10.2 to Registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2005, filed by the Registrant with the Commission on August 3, 2005.

4.19
Guarantee Agreement of Matrix Bancorp Capital Trust VIII, dated as of June 30, 2005, incorporated by reference to Exhibit 10.3 to Registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2005, filed by the Registrant with the Commission on August 3, 2005.

4.20
Rights Agreement, dated as of November 4, 2002, between Matrix Bancorp, Inc. and Computershare Trust Company, which includes the form of Articles of Amendment to State Terms of Series A Junior Participating Preferred Stock, $0.01 par value, the form of Right Certificate and the Summary of Rights, incorporated by reference to Exhibit 4.1 to Registrant’s report on Form 8-K filed by the Registrant with the Commission on November 6, 2002.

4.21
Indenture, dated February 13, 2004, between Registrant and Wells Fargo Bank, as Trustee, relating to Floating Rate Subordinated Debt Security due 2014, incorporated by reference to Exhibit 4.32 to Registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2003, filed by the Registrant with the Commission on March 12, 2004.

10.1
Assignment and Assumption Agreement, dated as of June 28, 1996, by and among Mariano C. DeCola, William M. Howdon, R. James Nicholson and Matrix Funding Corp., incorporated by reference to Exhibit 10.30 to Registrant’s registration statement on Form S-1 (No. 333-10223), filed by the Registrant with the Commission on August 15, 1996

10.2
Amendment to Assignment and Assumption Agreement, dated as of August 13, 2002, by and among Mariano C. DeCola, William M. Howdon, R. James Nicholson and Matrix Funding Corp. incorporated by reference to Exhibit 10.2 to Registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2002, filed by the Registrant with the Commission on March 14, 2003.

10.3
Development Management Agreement, dated as of June 28, 1996, by and among Matrix Funding Corp. and Nicholson Enterprises, Inc., incorporated by reference to Exhibit 10.31 to Registrant’s registration statement on Form S-1 (No. 333-10223), filed by the Registrant with the Commission on August 15, 1996.

10.4
Coyote Creek Planned Unit Development Agreement, dated as of July 1, 1998, by and among Fort Lupton, L.L.C. and Matrix Funding Corp., incorporated by reference to Exhibit 10.12 to Registrant’s annual report on Form 10-K for the fiscal year ended December 31, 1998, filed by the Registrant with the Commission on March 26, 1999.

10.5
Fort Lupton Golf Course Residential and Planned Unit Development Agreement, dated as of November 28, 1995, incorporated by reference to Exhibit 10.36 to Registrant’s registration statement on Form S-1 (No. 333-10223), filed by the Registrant with the Commission on August 15, 1996.

10.6
Contribution Agreement, dated as of December 1, 2004 by and among Bluff Point Associates Corp., McInerney/Gabriele Family Limited Partnership, R. Clifton D’Amato, John H. Moody, MSCS Ventures, Inc., Matrix Bancorp, Inc., Matrix Capital Bank, Optech Systems, Inc., Let Lee and MG Colorado Holdings, Inc., incorporated by reference to Exhibit 10.1 to Registrant’s report on Form 8-K filed by the Registrant with the Commission on December 6, 2004.

10.7
Amendment No. 1 to Contribution and Sale Agreement, dated as of March 23, 2005 by and among Bluff Point Associates Corp., McInerney/Gabriele Family Limited Partnership, R. Clifton D’Amato, John H. Moody, MSCS Ventures, Inc., Matrix Bancorp, Inc., Matrix Capital Bank, Optech Systems, Inc., Let Lee and MG Colorado Holdings, Inc., incorporated by reference to Exhibit 10.1 to Registrant’s report on Form 8-K filed by the Registrant with the Commission on March 28, 2005.

10.8
The Registration Rights Agreement, dated as of December 9, 2005, by and between Matrix Bancorp, Inc., Friedman, Billings, Ramsey & Co., Inc. and the other parties thereto, incorporated by reference to Exhibit 4.1 to Registrant’s report on Form 8-K filed by the Registrant with the Commission on December 13, 2005.

10.9
Asset Purchase Agreement, dated as of March 31, 2006, between Matrix Bancorp Trading, Inc., SN Capital Markets, LLC, Security National Holding Company, LLC, and Security National Master Holding Company, LLC, incorporated by reference to Exhibit 2.1 to Registrant’s report on Form 8-K filed by the Registrant with the Commission on April 6, 2006.

10.10
Purchase Agreement, dated as of May 5, 2006, between SKS Ventures, LLC and Equi-Mor Holdings, Inc., incorporated by reference to Exhibit 10.1 to Registrant’s report on Form 8-K filed by the Registrant with the Commission on May 10, 2006.

10.11
Agreement for Purchase and Sale, dated as of August 11, 2006 between Matrix Tower Holdings, LLC and Grant Management, A.S., incorporated by reference to Exhibit 10.1 to Registrant’s report on Form 8-K filed by the Registrant with the Commission on August 25, 2006.

10.12
License Agreement, dated as of September 29, 2006, between Legent Clearing, LLC and United Western Bancorp, Inc., incorporated by reference to Exhibit 10.1 to Registrant’s report on Form 8-K filed by the Registrant with the Commission on October 5, 2006.

10.13
First Amendment to License Agreement, dated as of June 6, 2007, between Legent Clearing, LLC and United Western Bancorp, Inc., incorporated by reference to Exhibit 10.14 to Registrant’s report on Form 10-K filed by the Registrant with the Commission on March 3, 2009.

10.14
Revolving Loan Agreement, dated as of September 29, 2006, between Legent Group, LLC and United Western Bank, in the amount of $5,000,000, incorporated by reference to Exhibit 10.2 to Registrant’s report on Form 8-K filed by the Registrant with the Commission on October 5, 2006.

10.15
Second Modification of Loan Agreement, effective as of October 1, 2008, by and between Legent Group, LLC and United Western Bank, in the amount of $5,000,000, incorporated by reference to Exhibit 10.16 to Registrant’s report on Form 10-K filed by the Registrant with the Commission on March 3, 2009.

10.16
Form of Office Lease, dated as of October 1, 2006, between 700 17th Street Operating, LLC and United Western Bank, incorporated by reference to Exhibit 10.3 to Registrant’s report on Form 8-K filed by the Registrant with the Commission on October 5, 2006.

10.17
Credit Agreement, dated as of June 29, 2007 between United Western Bancorp, Inc. and JPMorgan Chase Bank, N.A., incorporated by reference to Exhibit 10.1 to Registrant’s report on Form 8-K filed by the Registrant with the Commission on July 2, 2007.

10.18
Employment Agreement, dated December 31, 2008, and effective as of October 15, 2008, by and between United Western Bancorp, Inc. and Scot T. Wetzel, incorporated by reference to Exhibit 10.1 to Registrant’s report on Form 8-K filed by the Registrant with the Commission on January 7, 2009. •

10.19
Stock Purchase Agreement, dated March 23, 2009, between MSCS Ventures, Inc. and Bluff Point Associates, Corp., incorporated by reference to Exhibit 10.1 to Registrant’s report on Form 8-K filed by the Registrant with the Commission on March 27, 2009.

10.20
Asset Purchase Agreement, dated April 7, 2009, by and among the Registrant, Sterling Trust Company, Equity Trust Company, and Sterling Administrative Services, LLC incorporated by reference to Exhibit 10.1 to Registrant’s report on Form 8-K filed by the Registrant with the Commission on April 8, 2009.

10.21
Line of Credit Note, dated June 29, 2009, in the amount of $30,000,000 by and between United Western Bancorp, Inc. and JPMorgan Chase Bank, NA incorporated by reference to Exhibit 10.1 to Registrant’s report on Form 8-K filed by the Registrant with the Commission on June 26, 2009.

10.22
Amendment to Credit Agreement, dated June 29, 2009, by and between United Western Bancorp, Inc. and JPMorgan Chase Bank, NA incorporated by reference to Exhibit 10.2 to Registrant’s report on Form 8-K filed by the Registrant with the Commission on June 26, 2009.

10.23
Loan and Security Agreement, dated June 27, 2009, by and among Sterling Trust Company, Equity Trust Company, Equity Administrative Services, Inc., and Sterling Administrative Services, LLC, incorporated by reference to Exhibit 10.1 to Registrant’s report on Form 8-K filed by the Registrant with the Commission on June 29, 2009.

10.24
Amended and Restated Subaccounting Agreement, dated June 27, 2009, by and among United Western Bank, Equity Trust Company, Equity Administrative Services, Inc., and Sterling Administrative Services, LLC, incorporated by reference to Exhibit 10.2 to Registrant’s report on Form 8-K filed by the Registrant with the Commission on June 29, 2009.

10.25
Line of Credit Note, dated September 30, 2009, in the amount of $25,000,000 by and between United Western Bancorp, Inc. and JPMorgan Chase Bank, NA incorporated by reference to Exhibit 10.1 to Registrant’s report on Form 8-K filed by the Registrant with the Commission on October 6, 2009.

10.26
Amendment to Credit Agreement, dated September 30, 2009, by and between United Western Bancorp, Inc. and JPMorgan Chase Bank, NA incorporated by reference to Exhibit 10.2 to Registrant’s report on Form 8-K filed by the Registrant with the Commission on October 6, 2009.

10.27
Amendment and Forbearance Agreement, dated December 14, 2009, by and between United Western Bancorp, Inc. and JPMorgan Chase Bank, NA incorporated by reference to Exhibit 10.1 to Registrant’s report on Form 8-K filed by the Registrant with the Commission on December 16, 2009.

10.28
Amendment to Credit Agreement, Note Modification and Forbearance Agreement, dated January 15, 2010, by and between United Western Bancorp, Inc. and JPMorgan Chase Bank, NA incorporated by reference to Exhibit 10.1 to Registrant’s report on Form 8-K filed by the Registrant with the Commission on January 22, 2010.

10.29
First Amendment to Amended and Restated Subaccounting Agreement entered into as of February 24, 2010 between United Western Bank®, Equity Trust Company, Equity Administrative Services, Inc., and Sterling Administrative Services, LLC, incorporated by reference to Exhibit 10.1 to Registrant’s report on Form 8-K filed by the Registrant with the Commission on March 4, 2010.

21	*	Subsidiaries of the Registrant.
23.1	*	Consent of McGladrey & Pullen, LLP.
23.2	*	Consent of Crowe Horwath LLP.
31.1	*	Certification by Scot T. Wetzel pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification by William D. Snider pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3	*	Certification by Benjamin C. Hirsh pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	*	Certification by D. Scot T. Wetzel pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	*	Certification by William D. Snider pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.3	*	Certification by Benjamin C. Hirsh pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

•	Compensation Agreement

*	Filed herewith

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on that assessment, management concluded that, as of December 31, 2009, the Company’s internal control over financial reporting is effective based on the criteria established in Internal Control-Integrated Framework.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2009, has been audited by Crowe Horwath LLP, an independent registered public accounting firm, as stated in their attestation report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. See “Report of Independent Registered Public Accounting Firm.”

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders
United Western Bancorp, Inc.
We have audited the accompanying consolidated balance sheets of United Western Bancorp, Inc. and subsidiaries as of December 31, 2009 and 2008 and the related consolidated statements of operations, shareholders’ equity and comprehensive income /(loss) and cash flows for the two years then ended. We also have audited United Western Bancorp Inc. and subsidiaries internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). United Western Bancorp Inc.’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Controls Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United Western Bancorp, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, United Western Bancorp, Inc. and subsidiaries’ maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
As discussed in Note 2 to the consolidated financial statements United Western Bancorp retrospectively adopted new accounting literature under ASC Topic 260, “Earnings Per Share.” All previously reported earnings per common share data has been adjusted to conform to the new computation methodology. As discussed in Note 25 – Discontinued Operations – Sale of UW Trust Assets, the Company retrospectively applied accounting guidance related to discontinued operations, and accordingly reclassified the operating results associated with the sale of UW Trust assets as discontinued operations for all periods presented.

/s/ Crowe Horwath LLP
Sherman Oaks, California
March 15, 2010

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders
United Western Bancorp, Inc.
We have audited the accompanying consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for the year ended December 31, 2007 of United Western Bancorp, Inc. and subsidiaries. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of United Western Bancorp, Inc. and subsidiaries for the year ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.
As discussed in Note 2 to the consolidated financial statements, United Western Bancorp and subsidiaries retrospectively adopted new authoritative accounting guidance related to earnings per share. As discussed in Note 25, the consolidated financial statements have been revised to reflect certain retrospective adjustments related to discontinued operations.
/s/ McGladrey & Pullen, LLP
Denver, Colorado
March 6, 2008 (August 7, 2009 as to Notes 2, 3 and 25)

United Western Bancorp, Inc. and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands, except share information)

	December 31,	December 31,
	2009	2008
Assets
Cash and due from banks	$61,424	$22,332
Interest-earning deposits	524,956	548

Total cash and cash equivalents	586,380	22,880
Investment securities — available for sale, at fair value	33,131	59,573
Investment securities — held to maturity (fair value December 31, 2009 — $292,474, December 31, 2008 — $429,526)	357,068	498,464
Loans held for sale — at lower of cost or fair value	260,757	291,620
Loans held for investment	1,184,774	1,249,484
Allowance for credit losses	(34,669)	(16,183)

Loans held for investment, net	1,150,105	1,233,301
FHLBank stock, at cost	9,388	29,046
Mortgage servicing rights, net	7,344	9,496
Accrued interest receivable	7,023	8,973
Other receivables	14,940	15,123
Premises and equipment, net	24,061	23,364
Bank owned life insurance	26,182	25,233
Other assets, net	7,291	13,839
Income tax receivable	11,965	—
Deferred income taxes	14,187	24,100
Foreclosed real estate, net	16,350	4,417

Total assets	$2,526,172	$2,259,429

Liabilities and shareholders’ equity
Liabilities:
Deposits	$1,993,513	$1,724,672
Custodial escrow balances	31,905	29,697
FHLBank borrowings	180,607	226,721
Borrowed money	108,635	119,265
Junior subordinated debentures owed to unconsolidated subsidiary trusts	30,442	30,442
Income tax payable	—	1,140
Other liabilities	21,419	25,543

Total liabilities	2,366,521	2,157,480

Commitments and contingencies (Note 16)
Shareholders’ equity:
Preferred stock, par value $0.0001; 5,000,000 shares authorized; no shares outstanding	—	—
Common stock, par value $0.0001; 50,000,000 shares authorized; 29,345,522 shares at December 31, 2009 and 7,253,391 shares at December 31, 2008 outstanding, respectively	3	1
Additional paid-in capital	107,161	23,856
Retained earnings	57,747	100,348
Accumulated other comprehensive loss	(5,260)	(22,256)

Total shareholders’ equity	159,651	101,949

Total liabilities and shareholders’ equity	$2,526,172	$2,259,429

See accompanying notes to consolidated financial statements.

United Western Bancorp, Inc. and Subsidiaries
Consolidated Statements of Operations
(Dollars in thousands, except share information)

	Years Ended December 31,
	2009	2008	2007
Interest and dividend income:
Community bank loans	$61,116	$58,033	$44,889
Residential loans	14,036	20,503	27,882
Other loans	1,044	2,834	6,779
Investment securities	24,293	32,169	38,847
Deposits and dividends	1,018	1,478	3,162

Total interest and dividend income	101,507	115,017	121,559

Interest expense:
Deposits	14,566	12,662	27,142
FHLBank borrowings	9,339	13,769	17,086
Other borrowed money	7,288	6,601	8,489

Total interest expense	31,193	33,032	52,717

Net interest income before provision for credit losses	70,314	81,985	68,842
Provision for credit losses	35,032	8,599	2,312

Net interest income after provision for credit losses	35,282	73,386	66,530

Noninterest income:
Custodial, administrative and escrow services	491	864	606
Loan administration	4,290	4,914	6,311
Gain on sale of loans held for sale	2,248	764	2,124
(Loss) gain on sale of available for sale investment securities	(46,980)	—	98
Other-than-temporary impairment
Total other-than-temporary impairment losses	(42,790)	(4,110)	—
Portion of loss recognized in other comprehensive income (before taxes)	6,197	—	—

Net impairment losses recognized in earnings	(36,593)	(4,110)	—
Gain on sale of investment in Matrix Financial Solutions, Inc.	3,567	—	—
Litigation settlements	—	—	155
Other	2,450	3,072	3,729

Total noninterest (loss) income	(70,527)	5,504	13,023

Noninterest expense:
Compensation and employee benefits	25,417	24,868	21,892
Subaccounting fees	20,442	17,914	22,851
Amortization of mortgage servicing rights	2,507	2,635	3,489
Lower of cost or fair value adjustment on loans held for sale	586	2,793	722
Occupancy and equipment	3,368	2,708	2,346
Postage and communication	937	910	770
Professional fees	4,043	3,333	2,082
Mortgage servicing rights subservicing fees	1,369	1,690	1,931
Redemption of junior subordinated debentures	—	—	1,487
Other general and administrative	18,223	9,279	8,515

Total noninterest expense	76,892	66,130	66,085

(Loss) income from continuing operations before income taxes	(112,137)	12,760	13,468
Income tax (benefit) provision	(32,567)	2,635	3,315

(Loss) income from continuing operations	(79,570)	10,125	10,153
Discontinued operations:
Discontinued operations, net of tax	37,525	(173)	(12)

Net (Loss) Income	$(42,045)	$9,952	$10,141

See accompanying notes to consolidated financial statements.

United Western Bancorp, Inc. and Subsidiaries
Consolidated Statements of Operations (continued)
(Dollars in thousands, except share information)

	Years Ended December 31,
	2009	2008	2007
(Loss) income from continuing operations per share — basic	$(6.06)	$1.39	$1.39

(Loss) income from continuing operations per share — assuming dilution	$(6.06)	$1.39	$1.39

Income from discontinued operations per share — basic	$2.86	$(0.02)	$—

Income from discontinued operations per share — assuming dilution	$2.86	$(0.02)	$—

Net (loss) income per share — basic	$(3.20)	$1.37	$1.39

Net (loss) income — assuming dilution	$(3.20)	$1.37	$1.39

Weighted average shares — basic	13,139,070	7,164,250	7,247,636
Weighted average shares — assuming dilution	13,139,070	7,164,598	7,256,484

Dividends declared per share	$0.13	$0.24	$0.24

See accompanying notes to consolidated financial statements.

United Western Bancorp, Inc. and Subsidiaries
Consolidated Statements of Shareholders’ Equity and Comprehensive Income/(Loss)
(Dollars in thousands, except share information)

			Additional		Accumulated Other
	Common Stock		Paid-In	Retained	Comprehensive		Comprehensive
	Shares	Amount	Capital	Earnings	Income (loss)	Total	Income/(loss)
Balance at January 1, 2007	7,256,573	$1	$23,616	$83,970	$166	$107,753

Dividends paid ($0.24 per share)	—	—	—	(1,747)	—	(1,747)
Stock option exercise	500	—	12	—	—	12
Stock repurchase	(60,200)	—	(1,251)	—	—	(1,251)
Issuance of stock to directors	2,711	—	62	—	—	62
Issuance of stock to employee stock purchase plan	18,308	—	399	—	—	399
Restricted stock grants	46,332	—	—	—	—	—
Share-based compensation expense	—	—	886	—	—	886
Comprehensive income:
Net income	—	—	—	10,141	—	10,141	$10,141
Net unrealized holding losses, net of income tax (1)	—	—	—	—	(2,834)	(2,834)	(2,834)

Comprehensive income							$7,307

Balance at December 31, 2007	7,264,224	$1	$23,724	$92,364	$(2,668)	$113,421

Cumulative adjustment to apply ASC 715-60	—	—	—	(226)	—	(226)
Dividends paid ($0.24 per share)	—	—	—	(1,742)	—	(1,742)
Stock repurchase	(113,900)	—	(1,605)	—	—	(1,605)
Issuance of stock to directors	9,428	—	139	—	—	139
Issuance of stock to employee stock purchase plan	26,634	—	337	—	—	337
Restricted stock grants	67,005	—	—	—	—	—
Share-based compensation expense	—	—	1,261	—	—	1,261
Comprehensive income/(loss):
Net income	—	—	—	9,952	—	9,952	$9,952
Net unrealized holding losses, net of income tax (1)	—	—	—	—	(19,588)	(19,588)	(19,588)

Comprehensive loss							$(9,636)

Balance at December 31, 2008	7,253,391	$1	$23,856	$100,348	$(22,256)	$101,949

Cumulative effect of change in accounting principle, adoption of ASC 320-10 (net of tax)	—	—	—	387	(387)	—
Dividends paid ($0.13 per share)	—	—	—	(943)	—	(943)
Issuance of stock to directors	25,606	—	179	—	—	179
Issuance of stock to employee stock purchase plan	29,157	—	92	—	—	92
Issuance of stock related to public offering (net of offering costs of $6,099)	21,961,325	2	81,744	—	—	81,746
Restricted stock grants	76,043	—	—	—	—	—
Share-based compensation expense	—	—	1,290	—	—	1,290
Comprehensive income/(loss):						—
Net loss	—	—	—	(42,045)	—	(42,045)	$(42,045)
Net unrealized gains on available-for-sale securities and other-than temporary impairment on held-to-maturity securities, net	—	—	—	—	17,383	17,383	17,383

Comprehensive loss							$(24,662)

Balance at December 31, 2009	29,345,522	$3	$107,161	$57,747	$(5,260)	$159,651

(1)	Net of income tax (benefit) provision of ($1,460), ($12,228) and $11,702 for 2007, 2008, and 2009 respectively.
See accompanying notes to consolidated financial statements.

United Western Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Dollars in thousands)

	Years Ended December 31,
	2009	2008	2007
Cash flows from continuing operating activities
Net (Loss) income	$(42,045)	$9,952	$10,141
(Income) loss from discontinued operations, net of income tax (benefit)/provision	(37,525)	173	12
Adjustments to reconcile income to net cash from continuing operating activities:
Share-based compensation expense	1,475	1,487	1,012
Depreciation and amortization	1,911	1,508	1,202
Provision for credit losses	35,032	8,599	2,312
Write-down on other-than-temporary impairment of securities	36,593	4,110	—
Amortization of mortgage servicing rights	2,507	2,635	3,489
Lower of cost or fair value adjustment on loans held for sale	586	2,793	722
Gain on sale of loans held for sale	(2,248)	(764)	(2,124)
Loss (gain) on sale of securities available for sale	46,980	—	(98)
Gain on sale of investment in Matrix Financial Solutions, Inc.	(3,567)	—	—
Net loss on sale of assets, equipment and foreclosed real estate	1,205	1,316	1
Changes in assets and liabilities:
Loans originated and purchased for sale	(35,668)	(34,161)	(34,635)
Principal payments on, and proceeds from sale of, loans held for sale	64,193	89,315	109,754
(Increase) decrease in other receivables, other assets, and deferred income taxes	(4,077)	(5,471)	419
(Decrease) increase in other liabilities and income tax payable	(4,834)	(4,039)	595

Net cash from continuing operating activities	60,518	77,453	92,802

Cash flows from continuing investing activities
Loans originated and purchased for investment	(422,226)	(867,438)	(705,303)
Principal repayments on loans held for investment	498,723	506,606	505,323
Proceeds from sale of available for sale securities	373	—	25,600
Proceeds from sale of cost method investment	4,317	—	—
Proceeds from maturity and prepayment of available for sale securities	13,055	14,343	24,822
Purchase of held to maturity securities	(5,451)	(5,018)	(4,940)
Proceeds from the maturity and prepayment of held to maturity securities	104,184	75,925	125,707
Proceeds from sales of loans transferred to loans held for sale	—	—	21,430
Proceeds from redemption of FHLBank stock	19,998	12,000	5,000
Purchases of premises and equipment	(2,570)	(9,554)	(8,624)
Proceeds from sale of foreclosed real estate	4,984	4,283	5,784
Proceeds from sale of building, equipment and other assets	—	—	5

Net cash from continuing investing activities	215,387	(268,853)	(5,196)

Continued

United Western Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Dollars in thousands)

	Years Ended December 31,
	2009	2008	2007
Cash flows from continuing financing activities
Net increase in deposits	$268,841	$339,191	$39,800
Net increase (decrease) in custodial escrow balances	2,208	(4,475)	(5,845)
Net decrease in FHLBank borrowings	(46,114)	(179,408)	(113,302)
Borrowed money — (repayments of ) proceeds from repurchase agreements	(2,630)	4,837	26,428
Borrowed money — (repayements of) advances on revolving line, net	(8,000)	17,000	5,000
Borrowed money — advances on term line	—	—	6,000
Redemption of capital securities of subsidiary trust	—	—	(25,774)
Repurchase of common stock	—	(1,605)	(1,251)
Dividends paid	(943)	(1,742)	(1,747)
Stock option exercise	—	—	12
Proceeds from issuance of common stock, net	81,814	212	311

Net cash from continuing financing activities	295,176	174,010	(70,368)

Cash flows from discontinued operations:
Operating cash flows	(7,934)	704	918
Investing cash flows	353	(1,240)	(1,104)
Financing cash flows	—	—	—

Net cash from discontinued operations	(7,581)	(536)	(186)

Increase (decrease) in cash and cash equivalents	563,500	(17,926)	17,052
Cash and cash equivalents at beginning of the period	22,880	40,806	23,754

Cash and cash equivalents at end of the period	$586,380	$22,880	$40,806

Supplemental disclosure of non-cash activity
Loans transferred to foreclosed real estate and other assets	$21,717	$6,907	$4,651

Loans securitized and transferred to securities available for sale	$—	$18,003	$—

Loans held for investment transferred to loans held for sale	$—	$—	$21,430

Note receivable received in sale of assets of discontinued operations	$46,050	$—	$—

Issuance of common stock to directors	$179	$139	$62

Supplemental disclosure of cash flow information
Cash paid for interest	$30,853	$33,148	$53,376

Cash paid for income taxes	$1,256	$7,529	$4,589

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
Subsidiaries
United Western Bank is a federally chartered savings bank that originates commercial real estate, commercial, residential and commercial construction and development, multifamily, leasing, energy and consumer loans. Within certain of these loan types the Bank also originates Small Business Administration (“SBA”) loans under the 504 and 7(a) programs and loans through the utilization of New Markets Tax Credits. The Bank also offers personal and business depository banking, treasury management, item processing and trust services. At December 31, 2009, the Bank has eight branches in the Colorado Front Range marketplace (downtown Denver, Boulder, Cherry Creek, Loveland, Fort Collins, Longmont, and two in South Denver) and a loan production office serving Aspen and the Roaring Fork Valley.
UW Trust is a non-bank trust company that operates custodial escrow, paying agent and trust administration lines of business.
The Company’s mortgage banking business is primarily conducted through Matrix Financial, and was established with the primary objective of originating, acquiring and servicing residential mortgage loans. Matrix Financial has not originated loans since 2003. All servicing functions previously performed by Matrix Financial have been performed by a third party sub-servicer since December 2004.
2. Significant Accounting Policies
Accounting Standards Codification. The Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) became effective on July 1, 2009. At that date, the ASC became FASB’s officially recognized source of authoritative U.S. generally accepted accounting principles (“GAAP”) applicable to all public and non-public non-governmental entities, superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force (“EITF”) and related literature. Rules and interpretive releases of the SEC under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All other accounting literature is considered non-authoritative. The switch to the ASC affects the way companies refer to U.S. GAAP in financial statements and accounting policies. Existing GAAP prior to the effective date of the ASC was not altered in compilation of the ASC. Citing particular content in the ASC involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure.
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

United Western Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)
Ownership interests of 20% or more in non-controlled affiliates are accounted for by the equity method. Other investments are recorded at cost. The Company follows the accounting guidance in ASC Topic 810, “Consolidation” for accounting for the Company’s three variable interest entities (“VIEs”), in the form of its wholly-owned subsidiary trusts that issued capital securities to third-party investors and to certain direct and indirect interests in investment partnerships, commonly referred to as trust preferred securities, discussed more fully in Note 11. As the Company is not the primary beneficiary of these VIEs, the accounts of these entities are not included in the Company’s consolidated financial statements.
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
Reclassifications. Certain reclassifications have been made to prior years’ consolidated financial statements and related notes to conform to the current year presentation including the effects of discontinued operations. See Note 25 – “Discontinued Operations – Sale of UW Trust Assets” for a discussion of the impact of the sale of UW Trust assets.
Included in the reclassifications made to prior years’ consolidated financial statements was a retrospective change in the presentation of the valuation allowance to reduce loans held for sale to the lower of cost or fair value in two components, one an allowance for credit losses that separately considered credit loss exposure and one valuation allowance that separately considered market risk factors. Management has reclassified prior period financial statements to reflect the valuation allowance to reduce loans held for sale at the lower of cost or fair value as one valuation allowance balance. This revision to our presentation, reduced provision for credit losses for the year ended December 31, 2007 to $2,312,000 from the previous presentation of provision for credit losses of $2,451,000 for 2007. Offsetting the reduction in provision for credit losses, was an increase in other expense – lower of cost or fair value adjustment. The lower of cost or fair value adjustment for the year ended December 31, 2007 was $583,000 and is now presented as $722,000 for the same period. This reclassification and other reclassifications made to these financial statements had no impact on total assets, shareholders’ equity, or net income for any period.
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
The Bank was required to maintain $2,337,000 and $3,186,000 of vault cash or balances with the Federal Reserve Bank of Kansas City to meet regulatory reserve and clearing requirements at December 31, 2009 and 2008, respectively. These deposits with the Federal Reserve Bank do not earn interest.

United Western Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)
Dividend Restriction. The regulations under which our significant subsidiaries operate require maintaining certain capital levels. Accordingly, such regulations may limit the amount of dividends paid by the Bank or by UW Trust to the Company or by the Company to shareholders. Effective as of December 10, 2009, the Company entered into an informal Memorandum of Understanding (“Informal Agreements”) with the Office of Thrift Supervision (the “OTS”). The Informal Agreement between the Company and the OTS provides, among other things, that the Company not declare or pay dividends or any other capital distribution or redeem any capital stock of the Company, or take dividends representing a reduction in the capital from the Bank, without the prior written non-objection of the Regional Director of the OTS. See Note 13 for additional details related to the Informal Agreements.
Investment Securities. Securities available for sale include mortgage backed securities and a nominal amount of Small Business Administration guaranteed pooled securities (“SBA securities”). Securities are classified as available for sale when management has the intent and ability to hold such securities for an indefinite period of time, but not necessarily to maturity. Any decision to sell investment securities available for sale would be based on various factors, including, but not limited to, asset/liability management strategies, changes in interest rates or prepayment risks, liquidity needs, or regulatory capital considerations. Securities available for sale are carried at fair value with the change in unrealized gains and losses reported in other comprehensive income/(loss), net of tax, which is included as a separate component in shareholders’ equity. Realized gains and losses on the sale of available for sale securities are recognized on trade date and are determined using the specific identification method.
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
Temporary vs. Other-Than-Temporary Impairment
The Company views the determination of whether an investment security is temporarily or other-than-temporarily impaired as a critical accounting policy, as the estimate is susceptible to significant change from period to period because it requires management to make significant judgments, assumptions and estimates in the preparation of its consolidated financial statements. We assess individual securities in our investment securities portfolio for impairment at least on a quarterly basis, and more frequently when economic or market conditions warrant. An investment is impaired if the fair value of the security is less than its carrying value at the financial statement date. When a security is impaired, we then determine whether this impairment is temporary or other-than-temporary. In estimating other-than-temporary impairment (“OTTI”) losses for debt securities management assesses whether it intends to sell, or it is more likely than not that it will be required to sell a security in an unrealized loss position before recovery of its amortized cost basis. If either of these criteria is met, the entire difference between amortized cost and fair value is recognized in earnings. For securities that do not meet the aforementioned criteria, the amount of impairment recognized in earnings is limited to the amount related to credit losses, while impairment related to other factors is recognized in other comprehensive income. Management utilizes cash flow models to segregate impairments principally on selected non-agency mortgage backed securities to distinguish between impairment related to credit losses and impairment related to other factors. To assess for OTTI, management considers, among other things, (i) the severity and duration of the impairment; (ii) the ratings of the security; (iii) the overall transaction structure (e.g., the Company’s position within the structure, the aggregate, near term financial performance of the underlying collateral, delinquencies, defaults, loss severities, recoveries, prepayments, cumulative loss projections, and discounted cash flows); and (iv) the timing and magnitude of a potential break in modeled cash flows.

United Western Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)
Loans Held for Investment. Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are classified as loans held for investment. These loans are reported at the principal balance outstanding net of unearned discounts and purchase premiums. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs and purchase premiums, are deferred and recognized in interest income using level-yield method without anticipating prepayments and includes amortization of deferred loan fees, purchase premiums and costs over the loan term. Net loan commitment fees or costs for commitments are deferred and amortized into fee income or other expense on a straight-line basis over the commitment period.
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
Loans are considered impaired when, based on current information and events, it is probable the Company will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement, including scheduled principal and interest payments. Loans, for which the terms have been modified, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings and classified as impaired. Impairment is evaluated in total for smaller-balance loans of a similar nature and on an individual loan basis for other loans. If a loan is impaired, a specific valuation allowance is allocated, if necessary, so that the loan is reported net, at the fair value of collateral if repayment is expected solely from the collateral, or the present value of estimated future cash flows using the loan’s existing rate. Interest payments on impaired loans are typically applied to principal unless collectibility of the principal amount is reasonably assured, in which case interest is recognized on a cash basis. Impaired loans, or portions thereof, are charged off when deemed uncollectible.
Loans Held for Sale. Loans originated or purchased without the intent to hold for the foreseeable future or until maturity are carried at the lower of net cost or fair value on an aggregate portfolio basis. The amount, by which cost exceeds fair value, if any, is accounted for as a loss through a valuation allowance. Changes in the valuation allowance are included in the determination of income in the period in which those changes occur and are reported in the Consolidated Statements of Operations — Noninterest expense as lower of cost or fair value adjustment.
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
Community Bank Loans. Community bank loans include commercial real estate loans, construction and development loans, commercial loans, multifamily loans and consumer loans. Within this population are loans originated by the Bank’s SBA division. The majority of community bank loans are originated as assets held for investment and are further discussed in Note 5. Loans – Loans held for Investment. We intend to hold for the foreseeable future or to maturity all community bank loans except SBA 504 loans and the guaranteed portion of SBA 7a loans. We generally sell selected SBA 504 loans and the guaranteed portion of SBA 7a loans on a routine basis. Certain broker-originated multifamily loans that are considered community bank loans continue to be classified as loans held for sale. At December 31, 2009 and 2008 community bank loans included multifamily and SBA originated loans totaling $77,147,000 and $83,652,000, respectively that were classified as held for sale.
Other Loans. Other loans include purchased residential loans and purchased guaranteed portions of SBA 7a loans. We did not acquire any other loans in 2009 or 2008 other than loans we are required to repurchase from our Government National Mortgage Association (“Ginnie Mae”) mortgage servicing portfolio. Such loans are government guaranteed as to principal and interest. At December 31, 2009 and 2008, other loans included residential loans totaling $187,895,000 and $212,083,000, respectively that were classified as loans held for sale. See Note 5: Loans for a break out of all other loans.
Allowance for Credit Losses. The allowance for credit losses is a reserve established through a provision for credit losses charged to expense, which represents management’s best estimate of probable incurred credit losses inherent in the loan held for investment portfolio (“loan portfolio’). The allowance, in the judgment of management, is necessary to reserve for estimated losses inherent in the loan portfolios. The allowance for credit losses includes allowance allocations calculated in accordance with ASC Subtopic 450-20, “Loss Contingencies,” and ASC Subtopic 310-35-2, “Loan Impairment.” The level of the allowance reflects management’s continuing evaluation of loan loss experience, specific credit risks, current loan portfolio quality, industry and loan type concentrations, economic and regulatory conditions and unidentified losses inherent in the loan portfolios, as well as trends in the foregoing.
The allowance for credit losses consists of four components: pools of homogeneous residential loans with similar risk characteristics, commercial loans with similar risk characteristics (e.g., multifamily, construction and development, commercial real estate and commercial), individual loans that are measured for impairment, and a component representing an estimate of inherent, probable incurred but undetected losses, which also contemplates the imprecision in the credit risk models utilized to calculate the allowance.
Pools of homogeneous residential loans with similar risk characteristics are assessed for probable incurred losses based on loss migration analysis where loss factors are updated regularly based on actual charge offs and impairments incurred. The analysis examines historical loss experience, impairments, and the related internal gradings of loans charged off. The loss migration analysis also considers inherent but undetected losses within the portfolio.

United Western Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)
Commercial loans with similar risk characteristics (e.g., multifamily, construction and development, commercial real estate and commercial) are assessed for probable losses based on loss migration analysis where loss factors are updated regularly based on our own loss experience, the collective experience of our credit risk management team, and industry data. The analysis also incorporates the related internal gradings of loans charged off, impairments, and other factors, including our asset quality trends and national and local economic conditions.
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
The last component of the allowance for credit losses is a portion which represents the estimated inherent but undetected probable losses and the imprecision in the credit risk models utilized to calculate the allowance. This component of the allowance is primarily associated with commercial loans (i.e., multifamily, construction and development, commercial real estate and commercial). The unallocated portion of the allowance for credit losses reflects the Colorado concentration in commercial real estate, construction and development loans, national multifamily and certain commercial real estate loans for which the migration analysis does not yet reflect a complete credit cycle due to the overall seasoning of such loans and ongoing uncertainty with respect to other loans in our community bank and other lending portfolios.
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
FHLBank Stock. As a member of the Federal Home Loan Bank system (“FHLBank”), United Western Bank is required to own FHLBank stock. The Company carries FHLBank stock at cost, which is equal to its redemption value. FHLBank stock is classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of par value. Dividends are credited to interest and dividend income when declared by the FHLBank.
Mortgage Servicing Rights. The Company recognizes mortgage servicing rights (“MSRs”) as an asset separate from the underlying originated mortgage loan at the time of sale. Upon sale of a loan, the Company measures retained MSRs at their estimated fair values. Purchased MSRs were initially recorded at cost. MSRs are carried at the lower of cost (allocated cost for originated MSRs), less accumulated amortization, or estimated fair value. MSRs are amortized in proportion to and over the period of the estimated future net servicing income.

United Western Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)
The estimated fair value of MSRs is determined by reference to the discounted future servicing income, as stratified in accordance with one or more predominant risk characteristics of the underlying loans. The Company stratifies its MSRs by product type, interest rate and investor to reflect the predominant risk characteristics. To determine the estimated fair value of MSRs, the Company relies on a third party that uses a valuation model that calculates the present value of discounted future cash flows. In using this valuation model, the Company incorporates assumptions that market participants would use in estimating future net servicing income, which includes estimates of the cost of servicing per loan, including incremental interest cost of servicer advances, foreclosure expenses and losses, the discount rate, float value, an inflation rate, ancillary income per loan, prepayment speeds and default rates. For purposes of performing an impairment analysis on MSRs, the Company estimates fair value using the following primary assumptions at December 31, 2009: average prepayment speeds of 17.04 CPR, (Constant Prepayment Rate, a prepayment speed measurement) ranging from 1.9 CPR to 38.35 CPR; an average discount rate of 11.48%, with discount rates ranging from 11.00% to 18.82%; and average delinquency of 9.30%, with default rates ranging from 0% to 100%. At December 31, 2008, the estimate of fair value was determined using the following assumptions: average prepayment speeds of 13.6 CPR, which ranged from 1.3 CPR to 43.3 CPR; an average discount rate of 11.56%; with discount rates ranging from 11.00% to 47.12%; and average delinquency of 8.09%, with default rates ranging from 0% to 100%. At December 31, 2009, the Company’s residential servicing portfolio consisted of seasoned loans with an approximate 11.5 year average age, an average balance of $58,900 and a weighted average note rate of 7.02%. At December 31, 2008 the Company’s residential servicing portfolio consisted of seasoned loans with an approximate 10.6 years average age, an average balance of $58,000 and a weighted averaged note rate of 7.23%.
MSRs are evaluated for impairment based on the factors discussed in the paragraph above. If temporary impairment exists within a risk stratification tranche, a valuation allowance is established through a charge to income equal to the amount by which the carrying value exceeds the fair value. If it is later determined that all or a portion of the temporary impairment no longer exists for a particular tranche, the valuation allowance is reduced through a credit to noninterest expense.
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
As of December 31, 2009 and 2008, a valuation allowance of $860,000 was established, and the fair value of the aggregate MSRs was approximately $7,344,000 and $9,496,000, respectively.
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
Custodial and Administration Services Income. Custodial and administration services income represents fees earned related to services provided for custodial escrow, paying agent and trust administration accounts. Revenue is recognized over the contract period in proportion to when the services are performed.
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
New Markets Tax Credits. Monetization of New Markets Tax Credits (“NMTC”) is included in other income. Utilization of New Markets Tax Credits by the Company reduces our income tax expense. NMTC are awarded under a program administered by the Community Development Financial Institutions Fund, a division of the United States Department of Treasury. NMTC projects promote economic development and contribute to the enhancement of the communities served by the projects. The NMTC Program permits the Company to claim a credit against federal income taxes for each qualified equity investment made to a designated community development entity. The Company receives a 39% tax credit over a seven year period. In 2009, the Bank made a $20 million qualifying equity investment in a 99.99% owned subsidiary, Charter Facilities Funding 5, LLC (“CFF 5”). In 2005 and 2006, the Bank made $11 million and $10 million, respectively, qualifying equity investments in a 99.99% owned subsidiary, Charter Facilities Funding IV, LLC (“CFF IV”). In 2004, the Bank made a $12.6 million qualifying equity investment in a 99.99% owned subsidiary, Community Development Funding I, LLC (“CDF I”). The financial position and results of operations of CDF I, CFF IV and CFF 5 are included in the Company’s consolidated financial statements. In connection with the qualified equity investments, the Company claimed net federal income tax credits of $2.0 million, $1.2 million, and $1.1 million, for the years ended December 31, 2009, 2008, and 2007, respectively, which are included as a reduction to the income tax provision in the consolidated income statements.

United Western Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)
NMTC may also be monetized via sale to third parties. The Company has established subsidiary LLC entities that serve as single purpose vehicles to facilitate the funding of NMTC eligible loans to qualified entities. The Company created Charter Facilities Funding I, LLC, Charter Facilities Funding II, LLC and Charter Facilities Funding V, LLC, (“CFF I, II and V”) of which the Company is the 0.01% owner and managing member and an unrelated party is the 99.99% owner and non-managing member. The Company accounts for CFF I, II and V under the equity method of accounting as CFF I, II and V do not meet the criteria under ASC Topic 810, “Consolidation.” CFF I, II and V are accounted for under the equity method because the non-managing member has approved the selection and compensation of the managing member, and has certain termination rights. The non-managing member has the authority to not only approve operating and capital decisions, the non-managing member has identified and continues to service the sole investment made by the entity. Any and all future investments require approval from the non-managing member. Finally, profits and losses are allocated to the members in accordance with their respective percentage ownerships and the managing member does not have the unlimited liability that a general partner in a limited partnership would incur.
The Company received a structuring fee in connection with the monetization of the NMTC and also receives ongoing management fees in equal installments over the seven year tax credit period. The Company recognized ongoing management fees of $126,000, $126,000, and $94,000, for the years ended December 31, 2009, 2008, and 2007, respectively. These fees were included in other noninterest income. The Company recognizes the structuring fee as received as the NMTC transferred to the purchaser has value to the buyer on a standalone basis and there is objective and reliable evidence of the fair value of the remaining ongoing services to be performed. After the structuring of the transaction, the ongoing obligation of the Company is to prepare and file tax returns, obtain an annual audit, maintain the tax qualification of the entity, and prepare regulatory filings.
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
Subaccounting Fees. Subaccounting fees represent fees paid to a third party to service depository accounts on behalf of the Bank. Such fees are paid to third parties that provide processing and trust deposits to the Bank.
Income from Discontinued Operations, net of Income Taxes. Income from discontinued operations, net of income taxes for 2009, 2008 and 2007 includes the results of UW Trust Company, which is discussed in Note 25 – “Discontinued Operations – Sale of UW Trust Company Assets.”
Income Taxes. Income tax (benefit) expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities (excluding deferred tax assets and liabilities related to components of other comprehensive income). Deferred income taxes are provided using the liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the ability to carryback losses to prior taxable years, the generation of future taxable income and tax planning strategies which will create taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and as necessary, tax planning strategies in making this assessment. At December 31, 2009 and December 31, 2008, management established a deferred tax asset valuation allowance of $10.2 million and $0, respectively, based on its assessment of the amount of net deferred tax assets that are more likely than not to be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

United Western Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)
The Company and its subsidiaries file consolidated federal and state income tax returns. The subsidiaries are charged for the taxes applicable to their profits calculated on the basis of filing separate income tax returns. The Bank qualifies as a savings and loan association for income tax purposes. The consolidated effective tax rate is affected by the resolution of uncertain tax positions identified under ASC Topic 740, “Income Taxes,” the level of utilization of New Markets Tax Credits and the level of tax-exempt interest income in proportion to the level of net income.
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

United Western Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)
Comprehensive Income/(Loss). Comprehensive income/(loss) includes all changes in shareholders’ equity during a period, except those resulting from transactions with shareholders. Besides net income (loss), other components of the Company’s comprehensive income includes after tax effect of change in net unrealized gains and losses on securities available-for-sale and the amount of OTTI not related to credit, for securities held to maturity. Comprehensive income/(loss) is reported as a separate component of shareholders’ equity on the consolidated balance sheet and in the statements of changes in shareholders’ equity.
Derivative Financial Instruments. The Company’s hedging policies permit the use of various derivative financial instruments to manage interest rate risk or to hedge specified assets and liabilities. At December 31, 2009 and 2008, there were no stand alone derivative financial instruments and no instruments that required bifurcation from the underlying host contract, which would have required reporting such instruments at fair value on the Company’s balance sheet. The Company may be required to recognize certain contracts and commitments as derivatives when the characteristics of those contracts and commitments meet the definition of a derivative.
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
3. Net (Loss) Income Per Share
(Loss) earnings per common share is computed using the two-class method. Basic (loss) earnings per share is computed by dividing net (loss) earnings allocated to common stock by the weighted-average number of common shares outstanding during the applicable period, excluding outstanding participating securities. Participating securities include nonvested stock awards. Nonvested stock awards are considered participating securities because holders of these securities receive non-forfeitable dividends at the same rate as holders of the Company’s common stock. All previously reported earnings per share data has been retrospectively adjusted to conform to the net computation method. The application of the two-class method did not have a material impact on the results for the periods shown below.

United Western Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)
The following table sets forth the calculation of (loss) earnings per share. Earnings allocable to participating securities were included with (loss) income from continuing operations:

	Years Ended December 31,
	2009	2008	2007
	(Dollars in thousands)

(Loss) income from continuing operations	$(79,570)	$10,125	$10,153
Income (loss) from discontinued operations	37,525	(173)	(12)

Net (Loss) income	$(42,045)	$9,952	$10,141

Earnings allocable to participating securities	—	(147)	(60)

Net (loss) income for earnings per share	$(42,045)	$9,805	$10,081

Weighted average shares — basic	13,139,070	7,164,250	7,247,636

Effect of dilutive securities:
Common stock options	—	348	8,848

Weighted average shares — assuming dilution	13,139,070	7,164,598	7,256,484

Stock options for 1,072,422, 1,034,187, and 880,332 shares of common stock were not considered in computing diluted earnings per common share for 2009, 2008, and 2007, respectively, because they were antidilutive.
4. Investment Securities
Investment securities available for sale were as follows:

	December 31, 2009				December 31, 2008
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized		Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value
	(Dollars in thousands)
Mortgage-backed securities – agency/residential	$11,984	$233	$(4)	$12,213	$15,804	$47	$(223)	$15,628
Mortgage-backed securities – private/residential	—	—	—	—	47,386	—	(31,452)	15,934
Collateralized mortgage obligations-private/residential	22,853	—	(2,056)	20,797	32,017	—	(4,229)	27,788
SBA securities	122	—	(1)	121	226	—	(3)	223

Total	$34,959	$233	$(2,061)	$33,131	$95,433	$47	$(35,907)	$59,573

Gross gains were $0, $0, and $98,000 for the years ended December 31, 2009, 2008 and 2007, respectively. Gross losses were $46,980,000, $0, and $0 for the years ended December 31, 2009, 2008 and 2007, respectively. During 2009, the Company sold 100% of its available-for-sale mortgage-backed securities collateralized by option adjustable rate residential loans (Mortgage-backed securities – private/residential in the above table), which securities were considered direct credit substitute securities for regulatory capital purposes. Proceeds were $373,000 which resulted in the substantial loss on sale. The tax (benefit) provision related to the realized gains and losses was $(17,780,000), $0 and $24,000, respectively.

United Western Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)
Investment securities held to maturity were as follows:

	December 31, 2009				December 31, 2008
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized		Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value
	(Dollars in thousands)
Mortgage-backed securities – agency/residential	$22,745	$798	$(130)	$23,413	$21,218	$872	$—	$22,090
Mortgage-backed securities – private/residential	101,634	—	(31,782)	69,852	145,515	1,663	(30,664)	116,514
Collateralized mortgage obligations-private/residential	187,514	—	(31,601)	155,913	278,633	—	(38,252)	240,381
SBA securities	45,175	—	(1,879)	43,296	53,098	—	(2,557)	50,541

Total	$357,068	$798	$(65,392)	$292,474	$498,464	$2,535	$(71,473)	$429,526

The amortized cost and estimated fair value of investment securities by contractual maturity at December 31, 2009 are as follows:

	Available for Sale		Held to Maturity
		Estimated Fair		Estimated Fair
	Amortized Cost	Value	Amortized Cost	Value
	(Dollars in thousands)
SBA securities
Within 1 year	$—	$—	$—	$—
Over 1 year through 5 years	—	—	2,280	2,168
After 5 years through 10 years	—	—	24,581	23,571
Over 10 years	122	121	18,314	17,557

Subtotal	122	121	45,175	43,296
Mortgage-backed securities
After 5 years through 10 years	723	739	—	—
Over 10 years	34,114	32,271	311,893	249,178

Subtotal	34,837	33,010	311,893	249,178

Total	$34,959	$33,131	$357,068	$292,474

Securities not due at a single maturity date, primarily mortgage-backed securities and SBA securities are shown separately.
At December 31, 2009, the Company owned mortgage-backed securities from 16 issuers, excluding U.S. Treasury and federal agency debentures and other U.S. Government sponsored agency securities. There were eight of these 16 issuers in which the Company owned eight securities with an unpaid principal balance in excess of 10% of its equity capital. Due to consolidation of several large financial institutions during 2008, at December 31, 2009, the Company owned securities in which the parent company of the issuer is Bank of America or JP Morgan Chase with an unpaid principal balance of $96 million and $38.8 million, respectively.
At December 31, 2009 and 2008, mortgage-backed securities with a carrying value of $2,908,000 and $8,871,000, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

United Western Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)
The following table presents information pertaining to securities available for sale and held to maturity with gross unrealized losses aggregated by investment category and length of time that individual securities have been in continuous loss position as follows:

	December 31, 2009				December 31, 2008
	Less than 12 months		12 months or more		Less than 12 months		12 months or more
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(Dollars in thousands)
Available for Sale
Mortgage-backed securities – agency	$—	$—	$1,565	$(4)	$9,826	$(146)	$2,543	$(77)
Mortgage-backed securities – private	—	—	—	—	—	—	15,934	(31,452)
Collateralized mortgage obligations-private	—	—	20,797	(2,056)	23,018	(3,497)	4,769	(732)
SBA securities	91	(1)	—	—	147	(3)	—	—
Held to Maturity
Mortgage-backed securities – agency	5,450	(130)	—	—
Mortgage-backed securities – private	—	—	54,586	(31,782)	54,236	(11,104)	55,793	(19,560)
Collateralized mortgage obligations-private	—	—	132,397	(31,601)	71,450	(21,519)	169,069	(16,733)
SBA securities	—	—	43,296	(1,879)	—	—	50,541	(2,557)

Total	$5,541	$(131)	$252,641	$(67,322)	$158,677	$(36,269)	$298,649	$(71,111)

Management evaluates all of the investment securities with one rating below investment grade from a Nationally Recognized Securities Ratings Organization (“NRSRO”) for other-than-temporary impairment (“OTTI”) at least on a quarterly basis. As part of its evaluation of securities for OTTI we consider our intent to sell each security and whether it is more likely than not that we will be required to sell the security before its anticipated recovery. If either of these conditions is met, we recognize an OTTI charge to earnings equal to the entire difference between the security’s amortized cost basis and its fair value at the balance sheet date. For securities with a rating below investment grade from an NRSRO we perform analyses to determine if any of these securities are other-than-temporarily impaired. See further discussion at Note 2. “Significant Accounting Policies – Temporary vs. Other-than-Temporary Impairment.”
Management has the intent and ability to hold the securities classified as held to maturity until they mature, at which time the Company expects to receive full value for the securities. Furthermore, at December 31, 2009, management also had the intent and ability to hold the securities classified as available for sale for a period of time sufficient for a recovery of cost.
Mortgage-backed Securities – Non-agency
The Company’s mortgage-backed securities portfolio includes 74 non-agency securities, of which 58 were in an unrealized loss position, with a fair value of $208 million which had gross unrealized losses of approximately $65 million. At December 31, 2009, based on the carrying value and the lowest rating assigned, the securities portfolio consisted of 24% securities rated A or higher, 9% BBB rated securities and 67% securities rated below investment grade. Based on the highest rating assigned, approximately 40% of the portfolio was investment grade. At December 31, 2008, based on the carrying value and the lowest rating assigned, the securities portfolio consisted of 74% securities rated A or higher, 8% BBB rated securities and 18% securities rated below investment grade. Based on the highest rating assigned, approximately 95% of the portfolio was investment grade. At December 31, 2009, management expects full recovery as the securities approach their maturity date or repricing date or if market yield for such investments decline.

United Western Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)
During 2009 the Company incurred OTTI on 13 private-label held to maturity collateralized mortgage obligations. Of these 13 securities, two of the securities had been subject to OTTI charges in 2008 by the Company. These 13 securities had an unpaid principal balance of $84.2 million at December 31, 2009, were written down to the estimated fair value of $39.0 million, representing a cumulative OTTI of $45.3 million, of which $36.6 million was a charge to operations during 2009. Two of these securities, which had fair values of $123,000 and $936,000 and bases of 5.4% and 20.2%, respectively, at December 31, 2009, incurred principal curtailments during 2009. Our estimates of the future cash flows to be received from these two securities indicate the carrying values are reasonable. The other securities subject to OTTI were current with respect to principal and interest payments in accordance with the terms of those securities as of December 31, 2009. These securities were deemed to be other-than-temporarily impaired based on the estimate of future cash flows expected to be received at December 31, 2009.
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
As discussed more fully in Note 18. Fair Value Estimates, management has engaged an independent third party to prepare cash flow projections that are used to estimate fair value and to assist management in the evaluation of OTTI. As part of the evaluation, the Company completes an analysis of estimated cash flows for these securities, which incorporates, but is not limited to, an estimate of the level of voluntary repayments, both known and projected defaults on the underlying mortgage collateral, and an estimate of loss severity. Based on the continued deterioration of the underlying collateral performance during the fourth quarter and into 2010 and the protracted nature of the current financial crises in the U.S. in general and the U.S. housing market in particular, management utilized a more conservative estimate of future defaults in the fourth quarter of 2009 than in previous quarters. An additional value estimate was also provided by this third party and analyzed by management in order to determine the portion of impairment due to credit which should be recognized in the statement of operations, and the portion to be recognized through other comprehensive income.

United Western Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)
Included in mortgage-backed securities – private, held to maturity, were securities that are collateralized primarily by prime hybrid mortgages at December 31, 2009, these securities have a total amortized cost of $101.6 million, of which $98.8 million, or 97%, have received one or more ratings declines by the ratings agency since acquisition. This category includes five securities collateralized by Alt-A mortgages totaling $13 million, while the bulk of the underlying collateral ($89 million) consists of prime mortgages. Payments continue to be made for all of these securities with the exception of two prime securities in which the Company has recorded OTTI beginning in 2008. In addition to these securities previously designated as OTTI, the Company designated an additional seven securities as OTTI in the fourth quarter of 2009, based on our analysis and review of independent analyses performed by an independent third party. The total OTTI recognized on nine securities in this category for 2009 was approximately $19.6 million. Based on our analysis and our review of the independent analyses performed by a third party on these securities and other securities in our portfolio, the Company believes the decline in fair value of securities deemed temporarily impaired is mainly due to current temporary conditions in the marketplace. While $65.3 million of these securities has had a fair value price estimate below amortized cost for twelve months or more, current credit support levels have increased from 5.5% at origination to 7.1% at December 31, 2009. Such support tranches are expected to continue to increase as subordinate tranches to these securities pay off and cash flows are allocated within the CMO structure.
Included in collateralized mortgage obligations – private, held to maturity were securities that are collateralized by prime CMO securities at December 31, 2009, these securities have an amortized cost of $161.7 million of prime securities and $26 million of Alt-A securities, of which $150.8 million, or 90%, has received one or more ratings declines by rating agencies since acquisition. The remainder of this category remains AAA rated by at least one agency. Payments continue to be made for each of these securities. Four of these securities were designated other-than-temporarily impaired at December 31, 2009 and a fair value impairment of approximately $20 million was recognized on these securities during 2009. For the remainder of the securities in this category, based on our analysis and our review of the independent analyses performed by a third party on these securities and other securities in our portfolio, the Company believes the decline in fair value of securities is due to current temporary conditions in the marketplace. For the $143 million of securities in this category with fair value price estimates below amortized cost for twelve months or more, 1.35% cumulative losses have been realized to date. Credit support for these securities has increased from 4.94% at origination to 5.8% at December 31, 2009. The vast majority of this category consists of prime loans, with a weighted average loan-to-value of 68.7% at origination. Overall delinquencies for this subcategory increased during the quarter ended December 31, 2009, which is reflective of the overall U.S. mortgage market. Management expects these delinquency levels to level off prospectively based on their performance to date, and on the expected effects of loan restructuring programs underway. At December 31, 2009, management expected full recovery as the securities approach their maturity date or repricing date or if market yield for such investments decline.
Other Securities
The Company’s SBA pooled securities consist of 16 securities each of which was in an unrealized loss position. Such securities are guaranteed as to principal by the SBA. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these SBA pooled securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at December 31, 2009.

United Western Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)
The table below presents a roll forward of the credit losses recognized in earnings for debt securities held and not intended to be sold:

Other-than-temporary
Loss Recognized as
Credit Loss in
Earnings
(Dollars in thousands)
Beginning balance of credit losses at April 1, 2009	$3,300
Credit losses on newly identified impairment	33,979
Additional credit losses on securities previously identified for impairment	2,614
Adjustment for change in cash flows	(1,141)

Ending balance of credit losses at December 31, 2009	$38,752

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
5. Loans
Loans Held for Sale
Loans held for sale consist of the following:

	December 31, 2009	December 31, 2008
	(Dollars in thousands)
Community bank loans:
Commercial real estate	$55,299	$49,031
Multifamily	17,382	29,074
SBA originated, guaranteed portions	4,379	5,370
Purchase premiums, net	87	177
Other loans:
Residential	186,591	212,083
Purchase premiums, net	1,304	1,352

	265,042	297,087
Less valuation allowance to reduce loans held for sale to the lower of cost or fair value	4,285	5,467

Loans held for sale, net	$260,757	$291,620

United Western Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)
Activity in the valuation allowance to carry loans held for sale at the lower of cost or fair value is summarized as follows:

	Years Ended December 31,
	2009	2008	2007
	(Dollars in thousands)
Balance at beginning of year	$5,467	$3,021	$2,531
Provision to reduce the carrying value of loans held for sale to the lower of cost or fair value	586	2,793	722
Charge-offs	(1,836)	(512)	(238)
Recoveries	68	165	6

Balance at end of year	$4,285	$5,467	$3,021

Loans Held for Investment
Loans held for investment consist of the following:

	December 31, 2009	December 31, 2008
	(Dollars in thousands)
Community bank loans:
Commercial real estate	$466,784	$434,399
Construction	250,975	277,614
Land	92,248	123,395
Commercial	151,928	134,435
Multifamily	19,283	20,381
Consumer and mortgage loans	46,568	49,440
Premium, net	180	216
Unearned fees, net	(4,580)	(3,565)
Other loans:
Residential	90,405	125,630
SBA purchased, guaranteed portions	64,820	80,110
Premium on SBA purchased, guaranteed portions	5,864	7,084
Premium, net	299	345

	1,184,774	1,249,484
Less allowance for credit losses	34,669	16,183

Loans held for investment, net	$1,150,105	$1,233,301

Activity in the allowance for credit losses on loans held for investment is summarized as follows:

	Years Ended December 31,
	2009	2008	2007
	(Dollars in thousands)
Balance at beginning of period	$16,183	$8,000	$6,231
Provision for credit losses	35,032	8,599	2,312
Charge-offs	(16,593)	(418)	(783)
Recoveries	47	2	240

Balance at end of period	$34,669	$16,183	$8,000

United Western Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)
The following lists information related to non-accrual loans:

	December 31, 2009	December 31, 2008
	(Dollars in thousands)
Loans on nonaccrual status held for investment	$44,483	$8,647
Loans on nonaccrual status held for sale	9,807	13,252

Total nonperforming loans	$54,290	$21,899

The Company places loans on nonaccrual status when payments are past due 90 or more days or there is doubt as to the collection of principal and interest in accordance with the contractual terms of the note, unless there is a government guarantee as to the principal and accrued interest. The aggregate unpaid principal balance of government-sponsored accruing loans that were past due 90 or more days was $8.0 million and $6.5 million at December 31, 2009 and December 31, 2008, respectively. These accruing loans are not included in the balances of nonperforming loans above.
Impaired loans are loans in which management has concluded that based on current information and events; it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. In addition, loans in which the Company has granted the borrower a concession, such as a lower than market rate of interest are also identified as impaired. Such loans totaled $27,888,000 and $3,344,000 at December 31, 2009 and December 31, 2008, respectively. The allowance allocated to impaired loans was $2,838,000 and $1,686,000 at December 31, 2009 and December 31, 2008, respectively. Of the $27,888,000 at December 31, 2009, $7,157,000 of this balance has been reduced via partial charge-off during 2009 of $2,477,000. Other impaired loans at December 31, 2009 that were on nonaccrual totaled $9,519,000. There was no interest income recognized during the periods on loans while they were considered impaired. Also included in impaired loans at December 31, 2009, was one loan totaling $11,212,000 which was identified as impaired due to a concessionary rate granted to the borrowing. This loan is performing under its revised terms and remains on accrual. For the years ended December 31, 2009, 2008 and 2007 the average of individually impaired loans during the year excluding troubled debt restructurings was $13,552,000, $2,358,000, and $19,000, respectively.
Concentrations of Credit. The Bank’s residential loans are located throughout 47 states with concentrations above 5.0% at December 31, 2009 in California, Georgia, Illinois, Florida, and Texas of approximately 37%, 8%, 7%, 5% and 5%, respectively, based on aggregate outstanding unpaid principal balances of the loans. Loans in which real estate is the primary source of collateral total $1.253 billion, or 86%, of the total loan portfolio. Most of the Company’s ongoing lending activity occurs within the State of Colorado, including principally the Colorado Front Range and selected mountain communities. At December 31, 2009, loans originated with Colorado collateral totaled approximately $798 million, or 55%, of the total loan portfolio. At December 31, 2009 and 2008, there were no concentrations of loans related to any single industry in excess of 10% of total loans.

United Western Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)
6. Mortgage Servicing Rights
The activity in the mortgage servicing rights (“MSRs”) is summarized as follows:

	Years Ended December 31,
	2009	2008	2007
	(Dollars in thousands)
Mortgage servicing rights
Balance at beginning of year	$10,356	$12,831	$17,349
Originations	355	160	61
Amortization	(2,507)	(2,635)	(3,489)
Application of valuation allowance to write down permanently impaired MSR’s	—	—	(1,090)

Balance before valuation allowance at end of year	8,204	10,356	12,831

Valuation allowance for impairment of mortgage servicing rights
Balance at beginning of year	(860)	(860)	(1,950)
Application of valuation allowance to write down permanently impaired MSR’s	—	—	1,090

Balance at end of year	(860)	(860)	(860)

Mortgage servicing rights, net	$7,344	$9,496	$11,971

The estimated aggregate amortization of the Company’s MSR’s for each of the next five years ending December 31, 2010, 2011, 2012, 2013, and 2014 is $2,267,000, $1,575,000, $1,265,000, $1,022,000, and $833,000 respectively. The estimated amortization is based on several assumptions as of December 31, 2009 with the most significant being the anticipated prepayment speeds of the underlying mortgages. The actual prepayment speeds of the underlying mortgage loans may differ materially from the estimated prepayment speed, so that the actual amortization may be significantly different than the amounts estimated.
The Company’s servicing portfolio (excluding subserviced loans) is comprised of the following:

	December 31, 2009		December 31, 2008
		Principal		Principal
	Number	Balance	Number	Balance
	of Loans	Outstanding	of Loans	Outstanding
	(Dollars in thousands)
Freddie Mac	1,339	$52,036	1,666	$63,205
Fannie Mae	4,839	255,964	5,842	308,019
Ginnie Mae	3,719	205,384	4,747	251,435
VA, FHA, conventional and other loans	3,108	252,771	3,550	279,091

Total servicing portfolio	13,005	$766,155	15,805	$901,750

The Company’s servicing activity is diversified throughout 50 states with concentrations at December 31, 2009, in Missouri, Texas, New Mexico, Illinois, and California of approximately 15%, 13%, 13%, 12%, and 8% respectively, based on aggregate outstanding unpaid principal balances of the mortgage loans serviced. As of December 31, 2009, and 2008, the Company subserviced loans for others of approximately $3,876,000 and $5,015,000, respectively.
The Company’s custodial escrow balances shown in the accompanying consolidated balance sheets at December 31, 2009 and 2008 pertain to payments held in escrow in respect of taxes and insurance and the float on principal and interest payments on loans serviced and owned by the Company. The custodial accounts are maintained at the Bank in noninterest-bearing accounts. The balance of the custodial accounts fluctuates from month to month based on the pass-through of the principal and interest payments to the ultimate investors and the timing of taxes and insurance payments.

United Western Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)
7. Premises and Equipment
Premises and equipment consist of the following:

	December 31,
	2009	2008
	(Dollars in thousands)
Land	$4,909	$4,909
Buildings	16,371	14,081
Leasehold improvements	1,082	1,063
Office furniture and equipment	10,389	10,395

	32,751	30,448
Less accumulated depreciation	8,690	7,084

Premises and equipment, net	$24,061	$23,364

Included in occupancy and equipment expense is depreciation expense of premises and equipment of approximately $1,873,000, $1,508,000, and $1,202,000 for the years ended December 31, 2009, 2008, and 2007, respectively.
8. Deposits
Deposit account balances are summarized as follows:

	December 31, 2009			December 31, 2008
			Weighted			Weighted
			Average			Average
	Amount	Percent	Rate	Amount	Percent	Rate
	(Dollars in thousands)
Savings accounts	$360	0.02%	0.25%	$299	0.02%	0.25%
NOW and DDA accounts	583,976	29.29	0.10	624,064	36.18	0.17
Money market accounts	937,082	47.01	0.39	958,837	55.60	0.79

Subtotals	1,521,418	76.32	0.28	1,583,200	91.80	0.55
Certificate accounts	472,095	23.68	1.58	141,472	8.20	3.53

Total deposits	$1,993,513	100.00%	0.59%	$1,724,672	100.00%	0.79%

Included in Negotiable Order of Withdrawal (“NOW”) and Demand Deposit (“DDA”) accounts are noninterest-bearing DDA accounts of $192,482,000 and $177,941,000 at December 31, 2009 and 2008, respectively.
Included in deposits are approximately $575,647,000 and $229,389,000 of brokered deposits as of December 31, 2009 and December 31, 2008, respectively. See additional discussion related to our brokered deposits limitation in Note 13 — Regulatory.

United Western Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)
Contractual maturities of certificate accounts as of December 31, 2009 are as follows:

	Under 12 months	12 to 36 months	36 to 60 months	Total
	(Dollars in thousands)
0.00-0.99%	$91,812	$—	$—	$91,812
1.00-1.99%	216,715	1,520	—	218,235
2.00-2.99%	130,637	11,033	1,739	143,409
3.00-3.99%	3,051	3,965	3,458	10,474
4.00-4.99%	303	7,153	—	7,456
5.00-5.99%	709	—	—	709

	$443,227	$23,671	$5,197	$472,095

The following table presents concentrations of deposits at the Bank for the periods presented:

	December 31, 2009	December 31, 2008
	(Dollars in thousands)
UW Trust Company	$4,425	$31,915
Matrix Financial Solutions, Inc.	155,156	203,329
Legent Clearing, LLC	—	120,178
Other Deposit Concentrations	1,044,706	967,993
UW Trust Company – represents fiduciary assets under administration by UW Trust, a wholly owned subsidiary of the Company, that are in NOW, demand and money market accounts. As a result of the sale of UW Trust assets, which is discussed in Note 25 – “Discontinued Operations – Sale of UW Trust Company Assets,” the amounts included in the table above represent retrospective disclosure of the amount of deposits at the Bank from UW Trust. Included in this balance at UW Trust is a series of accounts for one life settlement agent for special asset acquisitions and administration with a balance of $732,000 and $30,404,000 at December 31, 2009 and December 31, 2008, respectively.
Matrix Financial Solutions, Inc. (“MFSI”) – represents customer assets under administration by MFSI that are in NOW and money market accounts. The Company sold its approximate 7% interest in MFSI, during the first quarter of 2009.
Legent Clearing, LLC – represents processing and trust deposits received through Legent Clearing, LLC, that are in NOW and money market accounts. Certain officers of the Company hold an indirect minority interest in Legent Clearing, LLC.
Other Deposit Concentrations – represents deposit funds from four and six processing and trust relationships maintained by the Bank as of December 31, 2009 and 2008, respectively. Included in other deposit concentrations are processing and trust balances from Equity Trust, with balances of $933.9 million and $822.8 million at December 31, 2009 and 2008, respectively. The balances from Equity Trust are subject to the subaccounting agreement that requires Equity Trust to maintain all of their custodial deposits with the Bank for a three-year period ending June 27, 2012. For the following two years, Equity Trust is required to maintain approximately $323 million to the later of June 27, 2014 or the date the seller financed note to Equity Trust is paid in full. The balances from Equity Trust include the custodial deposits associated with the UW Trust asset sale, which is discussed in Note 25 - “Discontinued Operations – Sale of UW Trust Assets.”

United Western Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)
Interest expense on deposits is summarized as follows:

	Years Ended December 31,
	2009	2008	2007
	(Dollars in thousands)
Savings accounts	$1	$2	$2
NOW accounts	946	1,869	4,621
Money market accounts	6,579	8,507	21,138
Certificate accounts	7,040	2,284	1,381

Interest expense on deposits	$14,566	$12,662	$27,142

The aggregate amount of certificate accounts with a balance greater than $100,000 (excluding brokered deposits) was approximately $78,668,000 and $40,127,000 at December 31, 2009 and 2008, respectively.
9. Borrowed Money
Borrowed money is summarized as follows:

	December 31,
	2009	2008
	(Dollars in thousands)
Borrowed Money
Revolving line of credit to a third-party financial institution, through June 30, 2010, collateralized by the common stock of the Bank and certain nonagency mortgage-backed securities of a non-bank subsidiary; interest at 30-day LIBOR plus 5%; (5.23% at December 31, 2009), $0 available at December 31, 2009	$20,000	$28,000
Subordinated debt securities, interest payments due quarterly at three-month LIBOR plus 2.75% (3.00% at December 31, 2009), maturing February 13, 2014	10,000	10,000
Assets sold under agreements to repurchase:
Company structured repurchase agreements	75,000	75,000
Customer repurchase agreements	3,635	6,265

Total	$108,635	$119,265

The revolving line of credit facility is with JP Morgan and is collateralized by all of the outstanding stock of the Bank and certain nonagency mortgage-backed securities of the Company and a non-core subsidiary. The Company must comply with certain financial and other covenants related to the foregoing credit agreement including, among other things, the maintenance by the Bank of specific asset quality ratios, and “well capitalized” regulatory capital ratios. Also, the credit agreement limits the Company’s ability to incur additional debt above specified levels. At December 31, 2009, the Company was in compliance with all such covenants. Effective January 15, 2010, the Company entered into an amendment to this credit facility. The terms of the amendment provide, among other things: (i) for the extension of the maturity date from December 31, 2009 to June 30, 2010; (ii) that the Company make a principal reduction payment on the credit facility of $2.5 million upon execution of the amendment, which payment the Company has made, and another principal reduction payment on the credit facility of $1.25 million on or before March 31, 2010; (iii) that JPMorgan agrees to continue to forbear from declaring all outstanding amounts on the credit facility to be immediately due and payable as a result of the Company and United Western Bank each executing Informal Agreements with the Office of Thrift Supervision effective on December 10, 2009; and (iv) that the Company and one of its nonbank subsidiaries pledge certain nonagency mortgage-backed securities with a book value of $23.7 million as of December 31, 2009, as additional collateral.

United Western Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)
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
The Company structured repurchase agreements at December 31, 2009 are as follows:

	JP Morgan	JP Morgan	Citigroup
Counterparty
Principal balance	$25,000,000	$25,000,000	$25,000,000
Base interest rate	4.97%	4.91%	4.49%
Stated maturity date	9/28/2011	11/21/2011	2/21/2012
Call date	3/28/2010	2/21/2010	2/21/2010
At December 31, 2009 the base interest rate shown is the rate that will accrue under these agreements until maturity. At December 31, 2009, CMO securities held to maturity with a current balance of $48.4 million were pledged to collateralize these repurchase agreements. None of these repurchase agreements have been called as of the date the financial statements were issued.
As of December 31, 2009, the maturities of borrowed money are as follows:

(Dollars in thousands)
2010	$23,635
2011	50,000
2012	25,000
2014	10,000

$108,635

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

United Western Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)
The balances of FHLBank borrowings are as follows:

	December 31,
	2009	2008
	(Dollars in thousands)
FHLBank of Topeka borrowings	$180,000	$200,000
FHLBank of Dallas borrowings	607	26,721

	$180,607	$226,721

At December 31, 2009 and 2008, borrowings of $180,000,000 were borrowed under Convertible Advance (“CA”) and Short Option Advance (“SOA”) agreements with the FHLBank. Borrowings of $0 and $20,000,000 at December 31, 2009 and 2008 were under fixed rate agreements. The CA and SOA borrowings require the payment of interest monthly and principal at maturity. The CA and SOA borrowings have interest rates that range from 2.77% to 4.80% at December 31, 2009 and 2.77% to 5.63% at December 31, 2008. These CA and SOA borrowings are callable quarterly at the option of the FHLBank beginning after a six month to three year lockout period depending on the particular CA and SOA borrowing. If FHLBank of Topeka exercises its call option on a CA or SOA borrowing, they are required to offer replacement funding to United Western Bank at a market rate of interest for the remaining term of the CA or SOA borrowing. If FHLBank of Dallas exercises its call option, the borrowing would have to be repaid. At December 31, 2009, the possible call dates varied from January 26, 2010 to April 22, 2010. At December 31, 2009 and 2008, community investment advances of $607,000 and $721,000, respectively, were borrowed under a fixed term and rate and mature June 2, 2014. All advances are secured by first lien mortgage loans, pledged mortgage backed and SBA pooled securities, the FHLBank stock owned by United Western Bank and any funds on deposit with the FHLBank.
As of December 31, 2009, the stated maturities of FHLBank borrowings are as follows:

(Dollars in thousands)
2010	$—
2011	50,000
2012	100,000
2013	20,000
2014	10,607
Thereafter	—

$180,607

The Bank is on blanket collateral status at FHLBank of Topeka, which requires the Bank to identify yet maintain in its possession loan collateral pledged at FHLBank of Topeka. As of December 31, 2009, first lien residential mortgages of $216,325,000 were pledged to FHLBank of Topeka. Mortgage-backed and SBA pooled securities in the custody of FHLBank of Topeka with a current balance of $180,383,000 were also pledged for borrowings. Total FHLBank of Topeka borrowings at December 31, 2009 were $180,000,000 and the Bank had available unused borrowing capacity from FHLBank of Topeka of approximately $222,818,000. The Bank is on full custody status at FHLBank of Dallas, which requires the Bank to place loan collateral at the FHLBank of Dallas. As of December 31, 2009, first lien residential mortgages of $13,702,000 were pledged for $607,000 outstanding FHLBank of Dallas borrowings.

United Western Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
On January 15, 2010, United Western Bank exchanged $180 million of outstanding FHLBank of Topeka (FHLB) advances for $180 million in new advances. The Bank exchanged 14 separate advances, totaling $180 million, with yields ranging from 2.77% to 4.80%, with a weighted average yield of 4.15% and an average remaining term of 29 months, and with final maturities scheduled 16 months to 52 months into the future. These advances were exchanged for four new advances totaling $180 million of five-year convertible advances with a coupon rate fixed for at least the first 12 months. The FHLBank has the option after the first year to convert the fixed coupon rate to the FHLBank one-month advance rate, which may reset monthly, and the Bank has the option to prepay the advance if the FHLBank exercises its option to convert the coupon rate to the FHLBank one-month advance rate. For the first twelve months from the date of the exchange, the Bank will incur an all-in rate of approximately 2.15%. The Bank recorded a $12.4 million charge related to the exchange, which charge will be recognized over the five-year term of the new advances. The amortization of the deferred charge is considered in the all-in prospective rate of 2.15%. Should an advance be extinguished prior to its scheduled maturity, any remaining unamortized exchange charge would be accelerated and recognized in the period the debt is extinguished.
11. Junior Subordinated Debentures Owed to Unconsolidated Subsidiary Trusts and Corporation-Obligated Mandatorily Redeemable Capital Securities of Subsidiary Trusts Holding Solely Debentures of the Company
At December 31, 2009 the Company has three trusts, which hold debentures of the Company including, Matrix Bancorp Capital Trust II, Matrix Bancorp Capital Trust VI and Matrix Bancorp Capital Trust VIII, of which 100% of the common equity is owned by the Company. The trusts were formed for the purpose of issuing corporation-obligated mandatorily redeemable capital securities (the “capital securities”) to third-party investors and investing the proceeds from the sale of such capital securities solely in junior subordinated debt securities of the Company (the “debentures”). The debentures held by each trust are the sole assets of that trust. Distributions on the capital securities issued by each trust are payable semiannually or quarterly at a rate per annum equal to the interest rate being earned by the trust on the debentures held by that trust. The capital securities are subject to mandatory redemption, in whole or in part, upon repayment of the debentures. The Company has the option to defer interest payments on the debentures from time to time for a period not to exceed five consecutive years. The Company has entered into agreements which, taken collectively, fully and unconditionally guarantee the capital securities subject to the terms of each of the guarantees. The debentures held by the trusts are redeemable as noted below. Junior Subordinated Debentures Owed to Unconsolidated Subsidiary Trusts and Corporation-Obligated Mandatorily Redeemable Capital Securities of Subsidiary Trusts Holding Solely Debentures of the Company are summarized as follows:

	December 31,
	2009	2008
	(Dollars in thousands)

Junior Subordinated Debentures Owed to Unconsolidated Subsidiary Trusts
Junior subordinated debentures owed to Matrix Bancorp Capital Trust II, 10.18% junior subordinated debentures payable semi-annually, unsecured and maturing June 8, 2031	$12,400	$12,400
Junior subordinated debentures owed to Matrix Bancorp Capital Trust VI, interest at three-month LIBOR plus 2.50% (2.75% at December 2009), junior subordinated debentures payable quarterly, unsecured and maturing October 18, 2034	10,310	10,310
Junior subordinated debentures owed to Matrix Bancorp Capital Trust VIII, interest fixed at 5.86% through July 2010, then three-month LIBOR plus 1.69%, junior subordinated debentures payable quarterly, unsecured and maturing July 7, 2035	7,732	7,732

Total	$30,442	$30,442

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
All of the junior subordinated debentures owed to unconsolidated subsidiary trusts mature in periods greater than five years from December 31, 2009.

United Western Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
12. Income Taxes
The income tax (benefit) provision consists of the following:

	Years ended December 31,
	2009	2008	2007
	(Dollars in thousands)
Current:
Federal	$(17,014)	$6,696	$3,947
State	—	1,249	828
Deferred:
Federal	(23,793)	(4,900)	(1,336)
State	(1,989)	(410)	(124)
Deferred Tax Valuation Allowance	10,229	—	—

(Benefit) provision from continuing operations	$(32,567)	$2,635	$3,315

Provision (benefit) related to discontinued operations	$20,620	$(99)	$(7)
A reconciliation of the (benefit) provision for income taxes with the expected income taxes based on income from continuing operations and the statutory federal income tax rate follows:

	Years ended December 31,
	2009	2008	2007
	(Dollars in thousands)
Expected income tax (benefit) provision	$(39,248)	$4,466	$4,714
State income tax (benefit) provision, net of federal benefit	(1,822)	356	458
Tax-exempt interest income	(341)	(328)	(339)
New Markets Tax Credits	(1,960)	(1,186)	(1,117)
Change in valuation allowance	10,229	—	—
Addition / (Resolution) of uncertain tax position	454	(454)	(474)
Other	121	(219)	73

(Benefit) provision for income taxes	$(32,567)	$2,635	$3,315

The actual tax (benefit) provision differs from the expected tax (benefit) expense (computed by applying the applicable United States Federal corporate tax rate of 35% and the composite state tax rates, which range from 4.5% to 8.0%) to the (loss) income before taxes for the years ended December 31, 2009, 2008 and 2007. The difference from the expected tax (benefit) expense is principally due to the recognition of tax credits under the New Markets Tax Credits Program, tax-exempt interest income earned on bank owned life insurance and other tax-exempt instruments, deferred tax valuation allowance, and resolution of uncertain tax positions. Partially offsetting these reductions are items that are not deductible for tax purposes, including portions of donations and certain meals and entertainment expenses.
During 2004, the Company acquired $12,600,000 of New Markets Tax Credits allocation. Under the program, the Company funded qualifying loans and the Company receives Federal income tax credits that will be recognized over seven years, with 2004 being the first year for this allocation. In 2004, the Company received an additional $50,000,000 allocation of New Markets Tax Credits. In the fourth quarter of 2005, the Company utilized $11,000,000 of this allocation. In the fourth quarter of 2006, the Company utilized approximately $10 million of this allocation. The remaining $29,000,000 of the allocation was monetized through unaffiliated third party investors. In May 2009, a wholly owned subsidiary of the Company was awarded an allocation of $20 million of New Markets Tax Credits. These tax credits were acquired by the Bank, and the Bank invested $20 million in a newly created 99.99% owned subsidiary. Tax credits of $7.8 million are expected to be realized over the seven year period ending in 2015. The tax credit recognized under the allocations was $1,960,000, $1,186,000, and $1,117,000 for the years ended December 31, 2009, 2008, and 2007, respectively.

United Western Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
Deferred tax assets and liabilities result from the tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes shown below.

	December 31,
	2009	2008
	(Dollars in thousands)
Deferred tax assets:
Allowance for loan and valuation losses	$16,086	$9,119
Other-than-temporary impairment losses	14,768	1,526
Deferred fees	1,989	2,457
State operating loss carryforward	1,060	—
Tax credit carryforwards	4,238	—
Gain on sale of building	3,063	3,503
Stock based compensation	1,438	873
Unrealized loss on available for sale securities	3,215	13,601
Other	45	252

Subtotal	45,902	31,331

Valuation allowance	(10,229)	—

Total deferred tax assets	35,673	31,331

Deferred tax liabilities:
Mortgage servicing rights	(1,993)	(2,125)
New Markets Tax Credits	(3,411)	(2,537)
Installment gain on sale of interest in subsidiary	(15,080)	(82)
FHLB dividends	(861)	(2,416)
Other	(141)	(71)

Total deferred tax liabilities	(21,486)	(7,231)

Net deferred tax asset	$14,187	$24,100

A valuation allowance for deferred tax assets is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income and tax planning strategies which will create taxable income during the periods in which those temporary differences become deductible. Management considered the scheduled reversal of deferred tax liabilities, projected future taxable income, NOL carryback potential and as necessary, tax planning strategies in making this assessment. Some of the tax planning strategies considered, which would not substantially impact the business, were sale-leaseback of facilities, and the sale of certain lines of business or assets. At December 31, 2009 and December 31, 2008, management established a deferred tax asset valuation allowance of $10.2 million and $0 based on its assessment of the amount of net deferred tax assets that are more likely than not to be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. At December 31, 2009, the Company had state net operating loss carryforwards expiring in 2029.
The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states and local jurisdictions. The material income tax returns the Company files are the U.S. federal income tax return which has a three year statute of limitations, and the Colorado state income tax return, which has a four year statute of limitations. Accordingly, the U.S. federal return for tax years ended on or after December 31, 2006 and the Colorado return for tax years ended on or after December 31, 2005 are subject to examination by the relevant taxing authority.

United Western Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
During 2008, the Company identified uncertain tax positions under ASC Topic 740, “Income Taxes,” which resulted in unrecognized tax benefits of $1.2 million that were previously included in deferred income tax liabilities being reclassified to other liabilities in the balance sheet.
The Company has three positions that give rise to unrecognized tax benefits. One of the items relates to a position where only the timing of a deduction is in question and the only effect on the Company’s statement of operations relates to interest accrued on this matter. The second item relates to various fees paid to third parties which management is uncertain as to the deductibility of such fees. The third item relates to the difference in book and tax basis of an asset that was sold in 2004 for which management believes the tax basis was greater than reflected in the tax records of the Company. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2009	2008	2007
	(Dollars in thousands)
Balance at January 1,	$348	$726	$1,200
Additions based on tax positions related to the current year	—	—	—
Additions for tax positions of prior years	454	76	—
Reductions due to the statute of limitations	—	(454)	(474)

Balance at December 31,	$802	$348	$726

During 2009, 2008, and 2007, the Company realized $0, $454,000, and $474,000, respectively, of unrecognized tax benefits as a result of the lapse of the applicable statute of limitations, which was related to portions of the items discussed above that, arose in 2004, 2003 and 2002, respectively.
Due to the net operating loss carry-back to 2004, which re-opens the 2004 tax return for the above mentioned second and third items, the Company re-instated these two positions during the fourth quarter of 2009.
The Company recognizes interest and penalties accrued related to unrecognized tax benefits in other expense. At December 31, 2009 and 2008, the Company had an accrued liability for unrecognized benefits of approximately $245,000 and $245,000, respectively, which is included in other liabilities on the consolidated balance sheet.
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

United Western Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined in the regulations), and of Tier 1 capital (as defined in the regulations) to total assets (as defined in the regulations). Management believes, as of December 31, 2009 and 2008, the Bank met all applicable capital adequacy requirements required at this time, but the Bank did not meet the prospective June 30, 2010 requirements of the Memorandums of Understanding, discussed more fully below.
As of December 31, 2009, the most recent notification from the OTS categorized the Bank as well capitalized under the regulatory framework for prompt corrective action provisions. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. Management believes that there have been no conditions or events since the OTS notification that have changed this categorization.

					To Be Well Capitalized
			For Capital Adequacy		Under Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2009
Total Capital (to Risk Weighted Assets)	$161,669	10.1%	$128,382	8.0%	$160,476	10.0%
Core Capital (to Adjusted Tangible Assets)	192,839	7.7	100,400	4.0	125,499	5.0
Tier 1 Capital (to Risk Weighted Assets)	192,839	8.8	N/A	N/A	96,285	6.0

As of December 31, 2008
Total Capital (to Risk Weighted Assets)	$189,536	10.6%	$143,719	8.0%	$179,648	10.0%
Core Capital (to Adjusted Tangible Assets)	174,034	7.7	91,049	4.0	113,812	5.0
Tier 1 Capital (to Risk Weighted Assets)	174,034	9.7	N/A	N/A	107,811	6.0
The various federal banking statutes to which the Bank is subject include limitations regarding the nature of the transactions in which it can engage or assets it may hold or liabilities it may incur.
Matrix Financial. As a wholly-owned subsidiary of the Bank, Matrix Financial is also subject to OTS regulation. In addition, Matrix Financial is also subject to examination by various regulatory agencies involved in the mortgage banking industry. Each regulatory agency requires the maintenance of a certain amount of net worth, the most restrictive of which required Matrix Financial to maintain a net worth of $771,000 at December 31, 2009 and $863,000 at December 31, 2008. At December 31, 2009 and 2008, Matrix Financial was in compliance with these regulatory requirements.
UW Investment Services. UW Investment Services, headquartered in Denver, Colorado, a wholly-owned subsidiary of the Company, is a broker-dealer registered with the SEC under Securities Exchange Act Rule 15c3-3(k)(2)(ii). UW Investment Services is subject to the SEC’s Net Capital Rule that requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined by the regulations, shall not exceed 15 to 1. At December 31, 2009, UW Investment Services had net capital of $244,000, which was $239,000 in excess of its required net capital of $5,000. UW Investment Services’ aggregate indebtedness to net capital ratio was 0.08 to 1.
UW Trust Company. As a Texas trust company, UW Trust is required by the Texas Banking Commissioner to maintain minimum restricted capital of at least $2,000,000, and may be required to maintain additional capital if the Texas Banking Commissioner determines that it is necessary to protect the safety and soundness of UW Trust. At December 31, 2009, UW Trust was in compliance with capital requirements under Texas law. See discussion of the sale of UW Trust assets, which is discussed in Note 25– “Discontinued Operations – Sale of UW Trust Company Assets.”

United Western Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
Memorandums of Understanding with the Office of Thrift Supervision. Effective as of December 10, 2009, the Company and the Bank, each entered into separate informal Memorandums of Understanding (“Informal Agreements”) with the Office of Thrift Supervision (the “OTS”). The Informal Agreements are not “written agreements” for purposes of Section 8 of the Federal Deposit Insurance Act, as amended.
The Informal Agreement between the Company and the OTS provides, among other things, that the Company, acting through its Board of Directors, will (i) support the Bank’s compliance with the Informal Agreement it entered into with the OTS; (ii) not declare or pay dividends or any other capital distribution or redeem any capital stock of the Company, or take dividends representing a reduction in the capital from the Bank, without the prior written non-objection of the Regional Director of the OTS; and (iii) not incur, issue, renew, repurchase, make payments on or rollover any debt, increase any current lines of credit, or guarantee the debt of any entity without receiving the prior written approval of the OTS Regional Director. Pursuant to the terms of the Credit Agreement with JPMorgan, entering into the Informal Agreements is considered an event of default; however, JPMorgan and the Company entered into an Amendment and Forbearance Agreement dated December 14, 2009 wherein JPMorgan agreed to forbear from declaring the amounts owing under the Credit Agreement immediately due and payable as a result of the Company and the Bank executing the Informal Agreements and any events of default resulting therefrom.
The Informal Agreement between the Bank and the OTS provides, among other things, that the Bank’s Board of Directors will (i) adopt a written Capital Plan for the Bank for the OTS Regional Director’s review and comment, and such plan shall address how the Bank will achieve and maintain by June 30, 2010 a Tier 1 core capital ratio of 8% and a total risk-based capital ratio of 12% (as of December 31, 2009, the Bank’s Tier 1 core capital and total risk-based capital ratios were 7.7% and 10.1%, respectively); and (ii) approve a written Liquidity Contingency Plan to ensure the Bank maintains adequate short-term and long-term liquidity, with such plan to specifically address deposit concentrations and plans to reduce or manage such concentrations.
The Informal Agreements remain effective until modified, suspended or terminated by the OTS Regional Director.
Subsequent to December 31, 2009, the OTS has provided additional supervisory limitations on the Bank. These limitations include: (i) the Bank may not increase its total assets during any quarter in excess of an amount equal to net interest credited on deposit liabilities without prior written notice of non-objection from the OTS; and (ii) the OTS has directed the Bank not to rollover or renew exiting brokered deposits, or accept new brokered deposits without the prior written non-objection from the OTS.
As a result of the Informal Agreements and the additional supervisory limitations, the Company is looking to further increase its capital position by focusing on expense reductions, optimizing the balance sheet for both loans and deposits and risk weighting of assets, as well as evaluating opportunities for margin improvement and improving the overall earnings power of the Company. This may not be sufficient to meet the requirements of the Informal Agreements, so the Company is also looking at various strategic alternatives for the Company to accelerate its compliance with terms of the Informal Agreement.
While management believes that they are instituting the appropriate plans to meet the requirements of the Informal Agreements, as well as the additional supervisory limitations, there is no certainty that the Company can successfully execute on all of the above and meet the capital requirements of the OTS by June 30, 2010. If the Company is unable to comply with the Informal Agreements or additional supervisory limitations the OTS could take additional actions, including issuing an enforcement action.

United Western Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
14. Shareholders’ Equity
Stock Option Plans
The Company has three equity incentive plans, the 2007 Equity Incentive Plan (the “2007 Plan”), the 2006 Special Stock Option Plan (“2006 Plan”) and the 1996 Amended and Restated Stock Option Plan (“1996 Stock Option Plan”), which are administered by the compensation committee of the board of directors (the “Compensation Committee”). The 2007 Plan provides a variety of long-term equity based incentives to officers, directors, employees and other persons providing services to the Company. While the 1996 Stock Option Plan provides only for granting of stock options, the 2007 Plan authorizes the Compensation Committee to grant other forms of equity based incentive compensation, such as restricted stock awards, stock appreciation rights, performance units and supplemental cash payments, in addition to stock option grants. In light of the approval of the 2007 Plan by the Company’s shareholders on May 17, 2007, the Company does not intend to grant any additional stock options under the Company’s 1996 Stock Option Plan. During 2009, grants of 37,887 options, 76,043 restricted shares and 25,606 shares to outside directors have been issued under the 2007 Plan, net of forfeitures. Thus the Company considers there are 499,181 shares available for future grants.
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
All options governed by the Company’s equity incentive plans that are outstanding as of December 31, 2009 and 2008, are nonqualified options that vest ratably over a five year term and have a 10-year life. Each award from all plans is evidenced by an award agreement that specifies the option price, the duration of the option, the number of shares to which each the option pertains, and such other provisions as the Compensation Committee determines. The option price for each grant is at least equal to the fair market value of a share of United Western Bancorp, Inc. common stock on the date of grant. Upon a change in control of the Company, as defined in the plans, the Compensation Committee is authorized to accelerate vesting or modify other terms of exercise that in its sole discretion it deems equitably warranted.
The Company has granted 76,043 restricted stock awards, net of forfeitures at December 31, 2009. These awards vest 20% annually on the anniversary date of the grant over a five year period.

United Western Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
A summary of the Company’s stock option activity and related information is as follows:

		Non-Vested Restricted Stock Awards
		Outstanding		Stock Options Outstanding
			Weighted Average
	Shares Available		Grant – Date of		Weighted Average
	for Grant	Number of Shares	Fair Value	Number of Shares	Exercise Price
Outstanding at January 1, 2009	1,027,307	104,248	$19.84	1,034,535	$19.37
Granted	(170,178)	86,348	9.44	83,830	6.18
Director shares	(25,606)			—	—
Exercised	—	—		—	—
Forfeited or cancelled	56,088	(10,305)	19.06	(45,943)	18.64
Vested stock awards	—	(21,726)	20.14

Outstanding at December 31, 2009	887,611	158,565	$14.19	1,072,422	$18.37

Fully vested and shares expected to vest total approximately 1,010,000 at December 31, 2009 and the related intrinsic value of such shares was approximately $1,600.
Other information regarding options outstanding at December 31, 2009 is as follows:

Options Outstanding				Options Exercisable
			Weighted Average
			Remaining
		Weighted Average	Contractual Life in		Weighted Average
	Number of Shares	Exercise Price	years	Number of Shares	Exercise Price
Exercise Price Range:
$0.00 – 8.89	41,300	$2.91	9.94	—	$—
8.90 – 13.00	94,740	10.61	8.99	10,440	11.64
13.01 – 18.00	74,444	16.72	8.37	14,888	16.72
18.01 – 20.00	515,585	19.01	6.14	301,814	19.02
20.01 – 21.00	128,780	20.25	7.22	62,099	20.24
21.01 – 22.00	48,764	21.30	7.77	19,505	21.30
22.01 – 23.00	110,676	22.83	6.41	67,404	22.84
23.01 – 24.01	58,133	23.31	6.43	32,599	23.27

	1,072,422	$18.37	6.94	508,749	$19.82

Proceeds from stock option exercises totaled $0 in 2009 and 2008, and $12,000 in 2007. Shares issued were from available authorized shares. There were 508,749 options exercisable at December 31, 2009, including those granted to the Company’s board of directors and consultants. The total intrinsic value of outstanding in-the-money stock options and outstanding in-the-money exercisable stock options were $1,600 and $0, respectively, at December 31, 2009.

United Western Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
Stock-Based Compensation Expense
Stock-based compensation expense from continuing operations totaled $1,475,000 in 2009, $1,487,000 in 2008, and $1,012,000 in 2007. Stock-based compensation expense is recognized ratably over the requisite service period for all awards. Stock-based compensation expense for 2009 was incurred as follows: $776,000 for stock options, $496,000 for non-vested stock awards, and $179,000 for shares issued to the independent members of our board of directors, and $24,000 in connection with the Company’s Employee Stock Purchase Plan. Stock-based compensation expense for 2008 was incurred as follows: $790,000 for stock options, $433,000 for non-vested stock awards, $139,000 for shares issued to the independent members of our board of directors, and $125,000 in connection with the Company’s Employee Stock Purchase Plan. Stock-based compensation expense for 2007 was incurred as follows: $760,000 for stock options, $102,000 for non-vested stock awards, $62,000 for shares issued to the independent members of our board of directors, and $88,000 in connection with the Company’s Employee Stock Purchase Plan. Unrecognized stock-based compensation related to stock options totaled $1.5 million at December 31, 2009. At such date, the weighted-average period over which this unrecognized expense was expected to be recognized was 2.3 years. Unrecognized stock-based compensation expense related to non-vested stock awards was $1.8 million at December 31, 2009. At such date, the weighted-average period over which this unrecognized expense was expected to be recognized was 3.4 years.
Valuation of Stock-Based Compensation
The fair value of the Company’s stock options granted is estimated on the measurement date, which, for the Company, is the date of grant. The Company estimates the fair value of stock options granted using the Hull-White model, an enhanced trinomial lattice-based valuation model which takes into account certain dynamic assumptions about interest rates, expected volatility, expected dividends, employee exercise patterns, forfeitures and other factors. Accordingly, management believes the Hull White model provides a better fair value estimate than other models available.
The weighted-average fair value of stock options granted during 2009, 2008 and 2007, estimated using a trinomial lattice-based valuation model was $1.91, $2.98, and $4.48, respectively. The assumptions used to determine the fair value of options granted during 2009, 2008 and 2007 are detailed in the table below:

	Years Ended December 31,
	2009	2008	2007
Expected Volatility	55.30% – 71.50%	25.20% – 51.00%	25.70% – 27.40%
Expected dividend yield	2.54% – 4.78%	1.27% – 2.70%	0.93% – 1.19%
Risk-free interest rate	2.90% – 3.72%	2.67% – 3.99%	4.12% – 4.77%
Expected term (in years)	6.19 – 6.58	6.18 – 6.91	5.50 – 7.00
WA grant date Fair Value	$.69 – $3.10	$2.21 – $3.57	$3.13 – $5.51
Options granted	83,830	170,880	186,052
Options forfeited	(45,943)	(35,928)	(16,643)
Expected volatility is based primarily on historical volatility (estimated using a rolling five-year weekly average) of the closing price of the Company’s common stock, and other factors. In estimating the expected dividend yield, the Company used the dividends declared in the calculation of the fair value stock option awards. Prospectively, the Company will revise the estimate of dividends that are included in stock option awards to conform to the level of dividends declared by the Board of Directors, if any. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the date of grant with term equal to the life of the option. In estimating the fair value of stock options under the trinomial lattice-based valuation model, separate groups of employees that have similar historical exercise behavior are considered separately. The expected term of options granted is derived using the lattice model and represents the period of time that options granted are expected to be outstanding. The range of expected term and estimated forfeitures (employee exit rate) results from certain groups of employees exhibiting different behavior. Options forfeited impact the amount of compensation expense recognized in the consolidated income statements. Share-based compensation expense is based on awards that are ultimately expected to vest; accordingly, share-based compensation expense may be impacted if actual forfeitures differ from estimated forfeitures.

United Western Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
Employee Stock Purchase Plan
In 1996, the board of directors adopted and the shareholders approved an Employee Stock Purchase Plan (“Purchase Plan”) and authorized, as amended, 400,000 shares of common stock (“ESPP Shares”) for issuance thereunder. The price at which ESPP Shares are sold under the Purchase Plan is 85% of the lower of the fair market value per share of common stock on the enrollment date or the purchase date. During the year ended December 31, 2009, the Company issued 29,157 ESPP Shares to participants in the Purchase Plan compared to 26,634 shares for 2008, and 18,308 shares for 2007. Included in stock-based compensation, the Company incurred $24,000 of expense in 2009, $125,000 in 2008, and $88,000 in 2007 associated with the Purchase Plan. As of December 31, 2009, there were 115,848 ESPP Shares available for future issuance.
Stock Repurchase Plan
During 2009, the Company did not repurchase any of its common shares. During 2008, the Company repurchased 113,900 of its common shares for $1.61 million. During 2007, the Company repurchased 60,200 of its common shares for $1.25 million. The Company does not anticipate the repurchase of additional common shares. In accordance with Colorado law all shares were retired.
15. Defined Contribution Plan
The Company has a 401(k) defined contribution plan (“Plan”) covering all employees twenty-one years of age and older who have elected to participate in the Plan. Each participant may make pretax contributions to the Plan up to the lesser of the amount allowed by the Internal Revenue Code or 100% of such participant’s earnings. The Company matches 50% of participant contributions on the first 6% of compensation deferred, not to exceed 3% of the participant’s compensation. The Plan was amended in 2007 to provide for vesting of matching contributions over a three year period; 20% after one year, 40% after two years and 100% after three years. In prior years the Plan provided for vesting of matching contributions ratably over a five year period. The Company contributed approximately $361,000, $375,000, and $252,000 during the years ended December 31, 2009, 2008 and 2007, respectively, which were recorded in compensation and employee benefits expense in the consolidated statements of operations.

United Western Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
16. Total Comprehensive Income
The following table presents the components of other comprehensive income (loss) and total comprehensive income (loss) for the years ended December 31, 2009, 2008, and 2007.

	Year Ended December 31,
	2009	2008	2007
	(Dollars in thousands)
Net (loss) income	$(42,045)	$9,952	$10,141
Other comprehensive income (loss):
Change in net unrealized losses	(49,370)	(35,668)	(4,468)
Non-credit-related impairment losses on held to maturity securities	(6,197)	—	—
Add: Reclassification adjustments for losses (gains) included in net (loss) income	83,573	4,110	(98)

Net unrealized holding gains (losses)	28,006	(31,558)	(4,566)
Income tax expense (benefit)	10,623	(11,970)	(1,732)

Other comprehensive income (loss)	17,383	(19,588)	(2,834)

Total comprehensive (loss) income	$(24,662)	$(9,636)	$7,307

17. Commitments, Contingencies, Off-Balance-Sheet Arrangements and Related Party Transactions
Sale-leaseback of United Western Financial Center
On September 29, 2006, the Company sold the United Western Financial Center, a high rise office tower located in downtown Denver, Colorado. The Company sold the building for $27.3 million and received net proceeds of $26.5 million net of commissions and costs. The Company’s basis in the building was $14.8 million, resulting in a gross deferred economic gain of $12.1 million. In connection with the sale, the Company and the Bank agreed to lease back approximately 62,487 square feet of office space in the building for a term of 10 years. In addition, the Company guaranteed certain third-party lease obligations on approximately 23,171 square feet of office space for 10 years (such third parties being former subsidiaries of the Company). Management estimated and accrued an obligation of $840,000 for the third party space based on the existing lease terms and other factors related to those leases and the Company’s guarantee. This guarantee was recorded pursuant to the provisions of ASC Topic 460, Guarantees,” which requires proceeds from the sale of assets to be allocated between the guarantee and proceeds from the sale, thus impacting the gain on the transaction. Changes in the guarantee will be recognized currently in

United Western Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
earnings as changes in the value of the guarantee occur. After its guarantee obligation, the Company has a net deferred economic gain of approximately $11.2 million. Due to the requirements of ASC Topic 840, “Leases,” which provides accounting guidance for sale leaseback transactions, the Company is recognizing the gain at a rate of approximately $1.1 million annually, pre-tax, as a reduction in lease expense over the 10-year term of the lease. In the years ended December 31, 2009, 2008, and 2007 the Company recognized $1.1 million, $1.1 million, and $1.1 million, respectively, as a reduction in lease expense, which is included in occupancy and equipment expense on the statements of income. The table below provides information regarding the lease as follows:

	Cash	Accrual	Deferred	Deferred	Net Rent
	Rent (1)	Rent (2)	Rent (3)	Gain (4)	Expense (5)
	(Dollars in thousands)
2010	$1,314	$1,367	$53	$1,123	$244
2011	1,357	1,367	10	1,123	244
2012	1,399	1,367	(32)	1,123	244
2013	1,442	1,367	(75)	1,123	244
2014	1,484	1,367	(117)	1,123	244
Thereafter	2,697	2,394	(303)	1,962	432

Total	$9,693	$9,229	$(464)	$7,577	$1,652

(1)	The cash rent reflects the future minimum lease payments required to be paid under the terms of the lease.

(2)	GAAP requires when a lease has an escalation clause the rent must be accrued on a straight line basis over the lease term or expected life of the lease.

(3)	The deferred rent represents the difference between columns (1) and (2). Deferred rent accumulates in the first half of the lease and then reverses over the later part of the lease.

(4)	The deferred gain represents the recognition of the remaining $7.6 million economic gain over the life of the lease.

(5)
The prospective effect of the reduction in the Company’s net rent expense from realization of the annual deferred gain amortization will be substantially offset by the rental income that was previously earned by Matrix Tower Holdings, LLC.

Leases
The Company leases other office space and certain equipment under noncancelable operating leases. Annual amounts due under the office and equipment leases as of December 31, 2009 are approximately as follows:

(Dollars in thousands)
2010	$631
2011	569
2012	495
2013	419
2014	432
Thereafter	1,273

$3,819

Total rent expense aggregated approximately $1,120,000, $917,000, and $920,000 for the years ended December 31, 2009, 2008 and 2007, respectively, and is recorded in occupancy and equipment expense.
Financial Instruments with Off-Balance-Sheet Risk
In the normal course of business the Company enters into various transactions which are not included in its consolidated balance sheets. The Company enters into these transactions to meet the financing needs of its customers. These transactions include commitments to extend credit and standby letters of credit, which involve elements of credit risk and interest rate risk in excess of the amounts recognized in the consolidated financial statements. The Company minimizes its exposure to loss under these commitments by subjecting them to credit approval and monitoring procedures.

United Western Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
Commitments to extend credit are agreements to lend to, or provide a credit guarantee for, a customer as long as there is no violation of any condition established in the contract. The Company enters into contractual commitments to extend credit, generally with fixed expiration dates or termination clauses, at specified rates and for specific purposes. These commitments generally require the payment of a fee. Because many of these instruments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Commitments to extend credit totaled $103 million and $327 million at December 31, 2009 and 2008, respectively.
Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party. Standby letters of credit totaled $8.5 and $12.1 million at December 31, 2009 and 2008, respectively.
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
The Company maintains a liability for estimated losses on loans expected to be repurchased or on which indemnification is expected to be provided and regularly evaluates the adequacy of this repurchase liability based on trends in repurchase and indemnification requests, actual loss experience, and other relevant factors including economic conditions. Total loans repurchased during the years ended December 31, 2009, 2008 and 2007 were $196,000, $1,301,000, and $1,037,000, respectively. Loans indemnified that remain outstanding at December 31, 2009 totaled $5,320,000, of which $2,089,000 are guaranteed as to principal by FHA. Losses charged against the liability for estimated losses on repurchase and indemnification were $292,000, $606,000, and $97,000, for 2009, 2008, and 2007, respectively. At December 31, 2009 and 2008, the liability for estimated losses on repurchase and indemnification was $891,000 and $1,195,000, respectively, and was included in other liabilities on the consolidated balance sheets.
In connection with the sale of ABS School Services, LLC, on May 6, 2006, the Company’s recourse obligation for certain loans, which was $5,400,000 at March 31, 2006, was transferred to the purchaser. Pursuant to the sales agreement, the Company guarantees, for a five year period, the repayment of the loans sold to the purchaser up to an aggregate amount of $1,650,000, which created a new recourse obligation for the Company. Included in other general and administrative expenses for the year ended December 31, 2006 was a charge of $950,000 to reflect in the Company’s consolidated financial statements the estimated liability related to this recourse obligation. This charge was included in other noninterest expense. At December 31, 2009, and 2008, the liability for estimated recourse obligations was $192,000 and $445,000, respectively, and was included in other liabilities on the consolidated balance sheet. During the year ended December 31, 2009 the Company paid $253,000 of claims against its recourse obligation. Assets that continue to be indemnified were $14.5 million and $17.8 million at December 31, 2009 and 2008, respectively.

United Western Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
Contingencies – Legal
The Company and its subsidiaries are from time to time party to various litigation matters, in most cases involving ordinary and routine claims incidental to its business. The Company accrues liabilities when it is probable that the future costs will be incurred and such costs can be reasonably estimated. Such accruals are based upon developments to date, the Company’s estimates of the outcome of these matters and its experience in contesting, litigating and settling other matters. Because the outcome of most litigation matters is inherently uncertain, the Company will generally only accrue a loss for a pending litigation matter if, for example, the parties to the matter have entered into definitive settlement agreements or a final judgment adverse to the Company has been entered. Based on evaluation of the Company’s litigation matters and discussions with internal and external legal counsel, management believes than an adverse outcome on one or more of the matters set forth below, against which no accrual for loss has been made at December 31, 2009 unless otherwise noted, is reasonably possible but not probable.
United Western Bancorp, Inc. United Heritage Financial Group, Inc. and United Heritage Life Insurance Company v. First Matrix Investment Services Corporation et al. On October 27, 2006, a complaint was filed against the Company and First Matrix, along with two former employees of First Matrix Messrs. Curd and Snodgrass, in Idaho State District Court alleging violations of state securities laws, the Idaho Consumer Protection Act and fraud arising from the sale of an approximately $1.70 million mortgage backed bond from First Matrix to one of the plaintiffs. The case, which was subsequently removed to the U.S. District Court in Idaho on December 12, 2006, is based on the plaintiffs’ claims that First Matrix should have made certain disclosures regarding the risk of the withdrawal of a USDA government guarantee of the bond, which withdrawal subsequently occurred and the bond went into default. On September 30, 2009, the Court granted in part the Company’s, First Matrix’s and Messrs. Curd’s and Snodgrass’ Motion for Summary Judgment. In granting partial summary judgment for the defendants, the court agreed to dismiss (i) plaintiffs’ Idaho Consumer Protection Act claim; (ii) the claims by United Heritage Financial Group (“UHFG”), the parent of United Heritage Life Insurance Company (“UHLIC”) against the defendants since UHLIC sold all but a $425,000 interest in the subject bond to UHFG, thereby reducing UHLIC’s claim from $1.70 million to $425,000; in addition, UHLIC’s claim was further reduced to $212,500 since UHLIC and UHFG sold their entire interest in the bond to a third party for fifty cents on the dollar and (iii) Messrs. Curd and Snodgrass from the matter. On December 15, 2009, the parties entered into a settlement and release agreement to fully settle the litigation. Under the terms of the settlement and release agreement, First Matrix agreed to pay $100,000 to the plaintiffs (of which 85% was covered by insurance) and the plaintiffs agreed to dismiss the lawsuit with prejudice.
United Western Bancorp, Inc. and UW Trust Company. William R. and Carolyn Richoz, et al. v. United Western Trust Company f/k/a Sterling Trust and United Western Bancorp, Inc. In October of 2009, plaintiffs filed an amended class action complaint in the United States District Court for the Northern District of Illinois, Eastern Division, against United Western Trust Company f/k/a Sterling Trust and United Western Bancorp, Inc. The plaintiffs allege that they were damaged when they invested proceeds from their self-directed individual retirement accounts with InvestForClosures and other related entities using UW Trust Company as custodian for such investments. Plaintiffs claim UW Trust Company breached its fiduciary duties owed to plaintiffs as custodian of individual retirement accounts set up through UW Trust Company by plaintiffs. Plaintiffs also allege that UW Trust Company knew that these investment were part of a Ponzi scheme to defraud investors, that UW Trust Company’s actions violated the Texas Securities Act, Illinois securities laws and the Illinois Consumer Fraud Act and that UW Trust was unjustly enriched in excess of $5 million, should pay compensatory damages of $5 million and exemplary damages in the amount of $20 million. On December 28, 2009, the parties filed a stipulation with the court voluntarily dismissing the action without prejudice.

United Western Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
United Western Bank. Ward Enterprises, LLC v. Daniel E. McCabe et al. including United Western Bank. In February 2008, the plaintiff filed a complaint in Colorado District Court for the City and County of Denver seeking damages from the holders of an processing and trust account at the Bank, the Bank, and a former employee of the Bank, for breach of fiduciary duties due to the plaintiff and aiding and abetting the conversion of approximately $1.84 million of plaintiff’s funds by the holder of the processing and trust account maintained at the Bank. On December 28, 2009, the Court agreed to dismiss the action with prejudice.
United Western Bank. Anita Hunter et. al. v. Citibank, N.A. et al. including United Western Bank. The Bank received this class action complaint in July of 2009 brought by seven named plaintiffs on behalf of a class of approximately 330 similarly situated people residing throughout the United States, each of whom lost substantial sums of money (“Exchange Funds”) entrusted to seven qualified intermediaries (“QIs”) to facilitate their respective Internal Revenue Code Section 1031 Exchanges. According to the complaint, the QIs were controlled by an individual named Edward Okun and certain other individuals who would gain access to the Exchange Funds and convert the Exchange Funds for their own use for personal gain. The plaintiffs seek class certification for all similarly situated plaintiffs who lost Exchange Funds when they placed such funds using the QIs. One of the QIs maintained accounts at the Bank for the purpose of holding Exchange Funds. With respect to plaintiffs’ claims against the Bank, plaintiffs alleged, among other things, that the Bank knowingly aided and abetted breaches of fiduciary duties by Mr. Okun by facilitating wire transfers of Exchange Funds from accounts at the QI at the Bank to accounts controlled by Mr. Okun and his related entities at other financial institutions. On October 2, 2009, the Bank filed a Motion to Dismiss with the court requesting the court to dismiss all plaintiffs’ claims against the Bank since the Bank successfully initiated the QI’s wire transfers, and therefore, the Bank cannot be held liable under U.C.C. Article 4-A. On February 3, 2010, the court granted the Bank’s Motion to Dismiss agreeing with the Bank that the Bank cannot be held liable under U.C.C. Article 4-A; and furthermore, that all common law claims against the Bank are preempted by U.C.C Article 4-A. While the court dismissed the Bank from the action, it granted the plaintiffs with leave to amend the complaint. On March 3, 2010, the plaintiffs filed a second amended complaint with the court against the Bank and other defendants, making the following allegations specifically against the Bank: (i) aiding and abetting a breach of fiduciary duty by means of non-electronic transfers; (ii) aiding and abetting fraud by means of non-electronic transfers; (iii) aiding and abetting fraud; (iv) conversion and aiding and abetting conversion by means of non-electronic transfers; (v) conversion; (vi) aiding and abetting a conversion; (vii) contractual interference; (viii) negligence and (ix) violations of U.C.C. Article 4-A. While the Bank’s liability, if any, to the plaintiffs claims in this case is uncertain at this time, the Company believes that the Bank has meritorious defenses to the plaintiffs’ claims.
United Western Bank. Highpoint Vista, LLC et al. v. United Western Bank et al. In July 2009, the plaintiffs, who are borrowers and/or guarantors on a $20.5 million loan secured by real estate, filed a complaint in the Colorado District Court for the City and County of Denver against the Bank and an officer of the Bank, seeking damages in excess of $10 million dollars against the Bank for breach of contract, breach of the covenant of good faith and fair dealing, breach of fiduciary duties and negligent misrepresentation. The plaintiffs allege that the Bank entered into an agreement with the borrowers whereby the Bank would issue a letter of credit to a third party, extend the maturity date on the real estate loan and approve the recording of a second deed of trust on the real estate securing the Bank’s loan and that the Bank failed to execute such letter of credit, extend the maturity date and approve the recording of a second deed of trust on the real estate, thereby causing damages to plaintiffs. On September 15, 2009, the plaintiffs agreed to dismiss the Bank’s loan officer from the matter. On January 4, 2010, the parties to the action agreed to stipulate to dismissing the action without prejudice.

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
18. Fair Value Measurements
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

United Western Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
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
Financial asset and financial liabilities measured at fair value on a recurring basis include the following:
Available for sale securities. Securities available for sale are comprised of agency securities and nonagency securities (private label) collateralized by mortgage obligations.
•
Agency securities are reported at fair value using Level 1 inputs. Management believes Level 1 is appropriate for agency securities due to the relative availability of pricing transparency for such securities in the marketplace.

•
Nonagency securities (private label) collateralized by mortgage obligations are reported at fair value using Level 2 inputs. Management believes Level 2 is appropriate for these securities because the Company obtains fair value measurements from three primary sources. Two are widely known pricing services including an independent pricing service that is utilized by the FHLBank of Topeka. The other is an independent third party that provides management with fair market valuations for securities identified by management as requiring additional analysis in order to ascertain fair value in accordance with ASC Topic 820, “Fair Value Measurements and Disclosures.” Management has direct observable data for these securities based on this pricing service and based on other market data that is available. This data that is available includes market research of various well known firms and includes information on yield, duration, repayment, defaults, delinquency and other factors. Management is comfortable with the data utilized by the pricing service based on our review of documentation and discussion with personnel from these entities.

United Western Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Generally, if a security has received one rating from a Nationally Recognized Securities Ratings Organization (“NRSRO”) that is below investment grade or the security has a collateral coverage ratio of less than or equal to 1.0 (these populations are substantially the same) we obtain a fair market value estimate from the independent consultant. The independent consultant provides estimated cash flows from which fair value and OTTI are determined. These cash flow estimates are most significantly impacted by assumptions about voluntary repayments, the level of defaults, and loss severity.

•
At December 31, 2008 the Company owned nonagency securities collateralized by payment-option-adjustable-rate mortgages, which were reported at fair value using Level 3 inputs. The fair value of payment-option-adjustable-rate mortgages were determined through an independent third party using cash flow models and assumptions as to the future performance of the underlying loan pools. Management concluded that this value was based on unobservable market data because the fair value was determined through proprietary cash flow models. While management believes the assumptions used by the third party were reasonable, since the cash flow models were based on assumptions about future events and future performance of the underlying collateral, they were based on unobservable market data. Further, management believes the valuation of payment-option-adjustable-rate mortgage backed securities was less certain due to the age of the securities as these were a 2006 vintage origination and the behavior of these instruments was comparatively unknown as compared to other mortgage-backed securities that did not have performance history in stressed markets. These securities were sold during 2009.

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis. These instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in circumstances (for example, when there is evidence of impairment). Financial assets and liabilities measured at fair value on a non-recurring basis include the following:
Loans held for sale. Loans held for sale include residential, multifamily and SBA originated loans, which are reported in the aggregate at the lower of cost or fair value using Level 3 inputs. For these loans, the Company obtains fair value using a cash flow model. The fair value measurements consider observable data that may include loan type, spreads for other similar whole loans and mortgage-backed securities, prepayment speeds, servicing values, index values, and when applicable, outstanding investor commitments. Management makes certain adjustments to the data inputs that it believes other market participants would consider in estimating the fair value of the Company’s residential held for sale portfolio including: delinquency, existence of government guarantees, seasoning, loan to value ratios, FICO scores, foreclosure levels, loss severities, among other factors. During 2009, interest rates and spreads on residential loans held for sale contracted, which favorably impacted valuations of residential loans held for sale; however, an increase in delinquencies substantially offset the impact of interest rates and spreads. In 2009, the Company recorded a charge of $586,000 to its previously established valuation allowance, compared to $2.8 million in 2008. The remaining change in value from December 31, 2008, when the balance was $212,083,000, was due to repayments of $21.7 million and $3.8 million transferred to real estate owned.
Mortgage servicing rights. Mortgage servicing rights are reported at the lower of cost or fair value using Level 3 inputs. Management engages an independent third party to perform a valuation of its mortgage servicing rights periodically. Mortgage servicing rights are valued using discounted cash flow modeling techniques that require management to make estimates regarding future net servicing cash flows, taking into consideration actual and expected mortgage loan prepayment rates, discount rates, servicing costs, and other economic factors. Certain adjustments to inputs are made to reflect the specific characteristics of the Company’s portfolio. During 2009, the change in value of the asset versus December 31, 2008, was substantially all due to amortization.

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
Impaired loans. Certain impaired loans are reported at the fair value of the underlying collateral if management concludes repayment is expected solely from the collateral. Collateral values are estimated using Level 2 inputs based on observable market data or Level 3 inputs based on customized discounting criteria. During the year ended December 31, 2009, impaired loans were remeasured and reported at fair value through a specific valuation allowance allocation of the allowance for credit losses based upon the fair value of the underlying collateral. Impaired loans with a carrying value of $27.9 million had been previously reduced by a partial charge off of $2.5 million and were further reduced by allowance for credit loss allocations totaling $2.8 million to a total reported fair value of $25.1 million utilizing Level 3 valuation inputs. Provision for credit losses of $6.3 million was made during 2009 for impaired loans.
The following represents assets measured at fair value on a recurring basis as of December 31, 2009 and December 31, 2008. The valuation methodology used to measure the fair value of these securities is described earlier in this Note (There are no liabilities measured at fair value):

	Quoted Prices in	Significant	Significant
	Active Markets for	Other Observable	Other Unobservable	Total
	Identical Assets	Inputs	Inputs	Fair
	(Level 1)	(Level 2)	(Level 3)	Value
	(Dollars in thousands)
2009
Investment securities available-for-sale
Mortgage backed securities-agency/residential	$12,213	$—	$—	$12,213
SBA securities	—	121	—	121

Collateralized mortgage obligations private	—	20,797	—	20,797

Total investment securities available-for-sale	$12,213	$20,918	$—	$33,131

2008
Investment securities available-for-sale
Mortgage backed securities-agency/residential	$15,628	$—	$—	$15,628
SBA securities	—	223	—	223

Collateralized mortgage obligations	—	27,788	—	27,788
Mortgage-backed securities collateralized by option arm mortgage loans	—	—	15,934	15,934

Total investment securities available-for-sale	$15,628	$28,011	$15,934	$59,573

United Western Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
The table below presents a reconciliation of the securities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for 2009.

Investment securities
available-for sale
(Dollars in thousands)
Balance January 1, 2009	$15,934
Loss realized in earnings	(46,980)
Included in other comprehensive income	31,452
Settlements	(406)
Transfers in and/or out of Level 3	—

Balance December 31, 2009	$—

The following table represents financial assets measured at fair value on a nonrecurring basis as of December 31, 2009 and December 31, 2008. The valuation methodology used to measure the fair value of these assets is described earlier in the Note.

	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable	Total
	Identical Assets	Inputs	Inputs	Fair
	(Level 1)	(Level 2)	(Level 3)	Value
	(Dollars in thousands)
Assets at December 31, 2009:
Loans held for sale	—	—	$260,757	$260,757
Impaired loans	—	—	25,050	25,050
Mortgage Servicing Rights	—	—	7,344	7,344
Other-than-temporarily impaired securities	—	—	38,966	38,966

Assets at December 31, 2008:
Loans held for sale	—	—	$291,620	$291,620
Impaired loans	—	—	1,658	1,658
Mortgage Servicing Rights	—	—	9,496	9,496
Other-than-temporarily impaired securities	—	—	6,581	6,581

United Western Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
Nonfinancial assets measured on a nonrecurring basis are summarized below:

	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable	Total
	Identical Assets	Inputs	Inputs	Fair
	(Level 1)	(Level 2)	(Level 3)	Value
(Dollars in thousands)
Assets at December 31, 2009:
Foreclosed real estate, net	—	—	$16,350	$16,350
Foreclosed real estate consists of residential or commercial assets acquired through loan foreclosure or deed in lieu of loan foreclosure. When assets are transferred to foreclosed real estate such assets are held for sale and are initially recorded at fair value, less estimated selling costs when acquired, establishing a new cost basis. Fair value is generally determined via appraisal. Costs after acquisition are generally expensed. If the fair value of the asset declines, a write-down is recorded through expense. During 2009, the Company incurred charges of $5.0 million to reduce real estate owned to fair value.
During 2009 there were no transfers out of Level 3 financial assets.
The Company is required to disclose the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis. The carrying amounts and estimated fair value of financial instruments are as follows:

	December 31,
	2009		2008
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$586,380	$586,380	$22,880	$22,880
Investment securities – available for sale	33,131	33,131	59,573	59,573
Investment securities – held to maturity	357,068	292,474	498,464	429,526
Loans held for sale, net	260,757	260,757	291,620	291,620
Loans held for investment, net	1,150,105	1,129,007	1,233,301	1,239,399
FHLBank stock	9,388	N/A	29,046	N/A
Accrued interest receivable	7,023	7,023	8,973	8,973

Financial liabilities:
Deposits	$1,993,513	$1,994,066	$1,724,672	$1,727,182
Custodial escrow balances	31,905	31,905	29,697	29,697
FHLBank borrowings	180,607	190,792	226,721	242,620
Borrowed money	108,635	111,158	119,265	124,630
Junior subordinated debentures	30,442	16,726	30,442	29,759
Accrued interest payable	2,218	2,218	1,902	1,902

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

United Western Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
19. Parent Company Condensed Financial Information
Condensed financial information of United Western Bancorp, Inc. (“Parent”) is as follows:

	December 31,
	2009	2008
	(Dollars in thousands)
Condensed Balance Sheets
Assets:
Cash	$9,610	$9,023
Investment securities — held to maturity	6,120	—
Loans held for investment	4,026	—
Other receivables	33	49
Premises and equipment, net	391	410
Other assets	2,157	1,889
Investment in and advances to subsidiaries	220,514	165,900

Total assets	$242,851	$177,271

Liabilities and shareholders’ equity:
Total debt (a)	$60,442	$68,442
Other liabilities (b)	22,758	6,880

Total liabilities	83,200	75,322
Shareholders’ equity:
Common stock	3	1
Additional paid-in capital	107,161	23,856
Retained earnings	57,747	100,348
Accumulated other comprehensive loss	(5,260)	(22,256)

Total shareholders’ equity	159,651	101,949

Total liabilities and shareholders’ equity	$242,851	$177,271

(a)	See Note 9 and Note 11 for additional information regarding debt.

(b)
Other liabilities includes $2.1 million of deferred revenue, $2.1 million of accounts payables and accrued liabilities, $4.8 million of deferred tax liabilities, and $13.8 million of taxes owed to subsidiaries, substantially all of which will be repaid upon receipt of the Company’s tax refund from its NOL carryback.

United Western Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

	Years ended December 31,
	2009	2008	2007
	(Dollars in thousands)
Condensed Statements of Operations
Income:
Interest income	$734	$14	$29
Other-than-temporary impairment on securities, net	(12,697)	—	—
Other	320	65	88

Total (loss) income	(11,643)	79	117

Expenses:
Compensation and employee benefits	5,132	5,109	4,941
Interest on borrowed money	3,601	3,583	4,953
Occupancy and equipment	571	684	667
Professional fees	1,433	1,234	543
Redemption of junior subordinated debentures	—	—	1,487
Other general and administrative	(560)	(667)	(368)

Total expenses	10,177	9,943	12,223

Loss before income taxes and equity income of subsidiaries	(21,820)	(9,864)	(12,106)
Income taxes (a)	—	—	—

Loss before equity income of subsidiaries	(21,820)	(9,864)	(12,106)
Equity (loss) income of subsidiaries	(20,225)	19,816	22,247

Net (loss) income	$(42,045)	$9,952	$10,141

(a)
The Company’s tax sharing agreement requires each entity to calculate its income taxes on a stand alone basis. Generally subsidiaries pay the Parent an amount equal to its individual current income tax provision calculated on the basis of the subsidiary filing a separate return. The Parent, as it carries debt for the benefit of all subsidiaries incurs net operating losses.

United Western Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

	Years ended December 31,
	2009	2008	2007
	(Dollars in thousands)
Condensed Statements of Cash Flows
Operating activities:
Net (Loss) income	$(42,045)	$9,952	$10,141
Adjustments to reconcile net income to net cash from operating activities:
Equity loss (income) of subsidiaries	20,225	(19,816)	(22,247)
Dividends from subsidiaries	14,535	8,612	9,966
Share based compensation expense	1,475	1,487	1,012
Write-down on other-than-temporary impairment of securities	12,697	—	—
Depreciation and amortization	232	232	827
Unrealized loss on securities available for sale	—	—	(2,834)

Changes in assets and liabilities:
Increase (decrease) in other liabilities	15,878	1,712	(705)
Decrease (increase) in other receivables and other assets	(260)	3,860	(2,371)

Net cash from operating activities	22,737	6,039	(6,211)

Investing activities:
Purchases of premises and equipment	(204)	(257)	(199)
Return of investment in and advances to subsidiaries, net	(95,865)	(12,156)	8,722
Proceeds from the prepayment of held to maturity securities	792	—	—
Principal repayments on loans held for investment	256	—	—

Net cash from investing activities	(95,021)	(12,413)	8,523

Financing activities:
Net change in borrowed money — revolving lines of credit	—	23,000	5,000
Borrowed money — (repayment) advance on term line	(8,000)	(6,000)	6,000
Redemption of capital securities of subsidiary trust	—	—	(25,774)
Proceeds from issuance of common stock, net	81,814	212	311
Stock option exercise	—	—	12
Repurchase of common stock	—	(1,605)	(1,251)
Dividends paid	(943)	(1,742)	(1,747)

Net cash from financing activities	72,871	13,865	(17,449)

Increase (decrease) in cash	587	7,491	(15,137)
Cash at beginning of year	9,023	1,532	16,669

Cash at end of year	$9,610	$9,023	$1,532

Supplemental disclosure of non-cash activity
Loan transferred to a subsidiary of the parent in exchange for held-to-maturity securities	$20,012	$—	$—

20. Quarterly Financial Data (Unaudited)
Net interest income during 2009 was impacted by increased liquidity maintained on the balance sheet. Provision expense in the third quarter and fourth quarter of 2009 was greater than the previous quarters due to increases in nonperforming loans and deterioration of collateral values due to the economic conditions. The Company incurred $33.2 million of OTTI charges on 13 of its non-agency residential mortgage-backed securities in the fourth quarter of 2009 due to continued deterioration in the underlying performance of the mortgage collateral of these securities. In the second quarter of 2009 the Company realized a $47 million loss from the sale of 100% of our available-for-sale mortgage-backed securities collateralized by option adjustable rate residential loans with an unpaid principal balance of $47.3 million. Each of the five securities sold was rated AA by nationally recognized rating agencies at acquisition. However, in the period from April 2008 through June 2009, the securities were progressively downgraded until they were graded significantly below investment grade. As a result of the downgrades of the securities, and because the securities were lower tranche securities in relation to other securities issued in the same security structure, the Bank was required to assign large amounts of capital for the purposes of determining the Bank’s regulatory risk-based capital ratio. Consequently, the Bank elected to sell the securities, which provided regulatory capital relief to the Bank in spite of the loss incurred. Also in the second quarter of 2009, the Company completed the sale of certain assets of UW Trust Company to Equity Trust Company and its affiliate, Sterling Administrative Services, LLC for a purchase price of $61.4 million, and the Company recorded an after tax gain on the sale of approximately $36.1 million, which is included in discontinued operations.

United Western Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
During the third quarter of 2008 the Company recognized a $4.1 million other-than-temporary impairment charge on two investment securities.

	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter
	(Dollars in thousands, except share data)
2009
Operations:
Net interest income before provision for credit losses	$16,225	$17,034	$18,380	$18,675
Provision for credit losses	14,467	10,106	6,278	4,181
Noninterest (loss) income	(30,865)	41	(45,401)	5,698
Noninterest expense	20,916	21,026	19,799	15,151

(Loss) income from continuing operations before income taxes	(50,023)	(14,057)	(53,098)	5,041
Income tax (benefit) provision	(9,398)	(5,363)	(19,360)	1,554

(Loss) income from continuing operations	$(40,625)	$(8,694)	$(33,738)	$3,487

Discontinued operations:
Income (loss) from discontinued operations, net of income taxes	—	—	37,736	(211)

Net (loss) income	$(40,625)	$(8,694)	$3,998	$3,276

Net income per share data:
Basic	$(1.40)	$(0.95)	$0.55	$0.45

Diluted	$(1.40)	$(0.95)	$0.55	$0.45

2008
Operations:
Net interest income before provision for credit losses	$20,847	$21,042	$19,886	$20,210
Provision for credit losses	2,373	2,203	2,132	1,891
Noninterest income	1,973	(1,228)	2,222	2,537
Noninterest expense	17,315	16,929	15,700	16,186

Income from continuing operations before income taxes	3,132	682	4,276	4,670
Income tax provision (benefit)	766	(807)	1,281	1,395

Income from continuing operations	$2,366	$1,489	$2,995	$3,275

Discontinued operations:
(Loss) income from discontinued operations, net of income taxes	(334)	2	70	89

Net income	$2,032	$1,491	$3,065	$3,364

Net income per share data:
Basic	$0.28	$0.21	$0.42	$0.46

Diluted	$0.28	$0.21	$0.42	$0.46

United Western Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
21. Segments of the Company and Related Information
The Company has three reportable segments under ASC Topic 280, “Segment Reporting:” a thrift subsidiary, a custodial and administrative services subsidiary, and a mortgage banking subsidiary. The thrift is the Bank, our community banking subsidiary that provides lending and deposit services to its customers. On June 27, 2009, the Company completed the sale of certain assets of UW Trust as more fully discussed in Note 25 — “Discontinued Operations – Sale of UW Trust Assets.” The assets sold were associated with the custodial IRA and qualified employee benefit plan business lines of UW Trust. Accordingly, only the custodial escrow, paying agent and trust administration lines of business remain for UW Trust, which management deems a core operation and thus UW Trust will continue to be included in segment reporting. The mortgage banking subsidiary, Matrix Financial, owns residential MSRs and services the mortgage loans underlying those MSRs. The remaining subsidiaries are included in the “all other” category for purposes of ASC Topic 280 disclosures and consists primarily of the parent company operations.

United Western Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
The Company evaluates performance and allocates resources based on operating profit or loss before income taxes. Accordingly, the information presented in this table is from continuing operations, which excludes the operations of UW Trust related to certain assets they sold, as discussed in Note 25. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. For the years ended December 31:

		Custodial and
	Community	Advisory	Mortgage	All
	Banking	Services	Banking	Others	Total
	(Dollars in thousands)
2009
Total interest income	$99,147	$—	$922	$1,438	$101,507
Total interest expense	27,592	—	21	3,580	31,193
Net interest income	71,555	—	901	(2,142)	70,314
Provision for credit losses	35,032	—	—	—	35,032
Net interest income after provision for credit losses	36,523	—	901	(2,142)	35,282
Total noninterest income	(64,814)	428	3,648	(9,789)	(70,527)
Total noninterest expense	61,592	1,118	5,401	8,781	76,892
Income (loss) from continuing operations before income taxes	(89,883)	(690)	(852)	(20,712)	(112,137)
Income tax (benefit) provision	(26,105)	(227)	(247)	(5,988)	(32,567)
Income (loss) from continuing operations	(63,778)	(463)	(605)	(14,724)	(79,570)

Segment assets	2,447,456	2,303	30,923	45,490	2,526,172

2008
Total interest income	$113,413	$—	$1,354	$250	$115,017
Total interest expense	29,425	—	42	3,565	33,032
Net interest income	83,988	—	1,312	(3,315)	81,985
Provision for credit losses	8,599	—	—	—	8,599
Net interest income after provision for credit losses	75,389	—	1,312	(3,315)	73,386
Total noninterest income	(1,182)	1,164	4,289	1,233	5,504
Total noninterest expense	52,589	814	5,815	6,912	66,130
Income (loss) from continuing operations before income taxes	21,618	350	(214)	(8,994)	12,760
Income tax (benefit) provision	4,475	72	(44)	(1,868)	2,635
Income (loss) from continuing operations	17,143	278	(170)	(7,126)	10,125

Segment assets	2,271,592	2,467	6,143	133,051	2,413,253

2007
Total interest income	$119,608	$—	$1,574	$377	$121,559
Total interest expense	47,723	—	86	4,908	52,717
Net interest income	71,885	—	1,488	(4,531)	68,842
Provision for credit losses	2,312	—	—	—	2,312
Net interest income after provision for credit losses	69,573	—	1,488	(4,531)	66,530
Total noninterest income	5,107	647	5,943	1,326	13,023
Total noninterest expense	50,419	826	7,422	7,418	66,085
Income (loss) from continuing operations before income taxes	24,261	(179)	9	(10,623)	13,468
Income tax (benefit) provision	5,968	(44)	2	(2,611)	3,315
Income (loss) from continuing operations	18,293	(135)	7	(8,012)	10,153

Segment assets	2,119,178	3,946	46,355	126,311	2,295,790

United Western Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
22. New Accounting Standards
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
ASC Topic 320, “Investments — Debt and Equity Securities.” New authoritative accounting guidance under ASC Topic 320, “Investments — Debt and Equity Securities,” (i) changes existing guidance for determining whether an impairment is other than temporary to debt securities and (ii) replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. Under ASC Topic 320, declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. The Company adopted the provisions of the new authoritative accounting guidance under ASC Topic 320 during the second quarter of 2009. Through the period ended March 31, 2009, the Company recognized cumulative other-than-temporary impairment (“OTTI”) charges of $4.1 million for two securities. The Company adopted the new literature effective April 1, 2009 and reversed $624,000 for the non-credit portion of the cumulative OTTI charge. The adoption was recognized as a cumulative effect adjustment that increased retained earnings and decreased accumulated other comprehensive income $387,000, net of tax of $237,000, as of April 1, 2009. As a result of implementing the new standard, the amount of OTTI recognized in earnings for the second quarter of 2009 was $603,000. See Note 3 — Investment Securities to the consolidated financial statements for additional information.
ASC Topic 805, “Business Combinations.” On January 1, 2009, new authoritative accounting guidance under ASC Topic 805, “Business Combinations,” became applicable to the Company’s accounting for business combinations closing on or after January 1, 2009. ASC Topic 805 applies to all transactions and other events in which one entity obtains control over one or more other businesses. ASC Topic 805 requires an acquirer, upon initially obtaining control of another entity, to recognize the assets, liabilities and any non-controlling interest in the acquiree at fair value as of the acquisition date. Contingent consideration is required to be recognized and measured at fair value on the date of acquisition rather than at a later date when the amount of that consideration may be determinable beyond a reasonable doubt. This fair value approach replaces the cost-allocation process required under previous accounting guidance whereby the cost of an acquisition was allocated to the individual assets acquired and liabilities assumed based on their estimated fair value. ASC Topic 805 requires acquirers to expense acquisition-related costs as incurred rather than allocating such costs to the assets acquired and liabilities assumed, as was previously the case under prior accounting guidance. Assets acquired and liabilities assumed in a business combination that arise from contingencies are to be recognized at fair value if fair value can be reasonably estimated. If fair value of such an asset or liability cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with ASC Topic 450, “Contingencies.” Under ASC Topic 805, the requirements of ASC Topic 420, “Exit or Disposal Cost Obligations,” would have to be met in order to accrue for a restructuring plan in purchase accounting. Pre-acquisition contingencies are to be recognized at fair value, unless it is a non-contractual contingency that is not likely to materialize, in which case, nothing should be recognized in purchase accounting and, instead, that contingency would be subject to the probable and estimable recognition criteria of ASC Topic 450, “Contingencies.” The new authoritative accounting guidance did not have a significant impact on the Company’s financial statements.

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
ASC Topic 820, “Fair Value Measurements and Disclosures.” New authoritative accounting guidance under ASC Topic 820,”Fair Value Measurements and Disclosures,” affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction, and clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active. ASC Topic 820 requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence. The new accounting guidance amended prior guidance to expand certain disclosure requirements. The Company adopted the new authoritative accounting guidance under ASC Topic 820 during the first quarter of 2009. See Note 18 – Fair Value Measurements for additional information.
Further new authoritative accounting guidance (Accounting Standards Update No. 2009-5) under ASC Topic 820 provides guidance for measuring the fair value of a liability in circumstances in which a quoted price in an active market for the identical liability is not available. In such instances, a reporting entity is required to measure fair value utilizing a valuation technique that uses (i) the quoted price of the identical liability when traded as an asset, (ii) quoted prices for similar liabilities or similar liabilities when traded as assets, or (iii) another valuation technique that is consistent with the existing principles of ASC Topic 820, such as an income approach or market approach. The new authoritative accounting guidance also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The forgoing new authoritative accounting guidance under ASC Topic 820 became effective for the Company’s financial statements beginning October 1, 2009 and did not have a significant impact on the Company’s financial statements.

United Western Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
Additional new authoritative accounting guidance (Accounting Standards Update 2010-06) under ASC Topic 820 provides guidance for disclosures about significant transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances and settlements relating to Level 3 measurements. It also clarifies existing fair value disclosures about the level of disaggregation requiring entities to provide such disclosures for each class of assets and liabilities and about inputs and valuation techniques used to measure fair value. The guidance is effective for the first reporting period (including interim periods) beginning after December 15, 2009, except for the requirement to provide Level 3 activity on a gross basis, which will be effective for fiscal years beginning after December 15, 2010 (including interim periods). In the period of initial adoption, entities will not be required to provide the amended disclosures for any previous periods presented for comparative purposes. The adoption of this new accounting guidance is not expected to have a material impact on the Company’s financial statements.
ASC Topic 825 “Financial Instruments.” New authoritative accounting guidance under ASC Topic 825,”Financial Instruments,” permits entities to choose to measure eligible financial instruments at fair value at specified election dates. The fair value measurement option (i) may be applied instrument by instrument, with certain exceptions; (ii) is generally irrevocable; and (iii) is applied only to entire instruments and not to portions of instruments. Unrealized gains and losses on items for which the fair value measurement option has been elected must be reported in earnings at each subsequent reporting date. The forgoing provisions of ASC Topic 825 became effective for the Company on January 1, 2008. See Note 18 — Fair Value Measurements.
ASC Topic 860, “Transfers and Servicing.” New authoritative accounting guidance under ASC Topic 860, “Transfers and Servicing,” amends prior accounting guidance as follows: (i) eliminates the concept of a qualified special purpose entity (“QSPE”); (ii) requires a transferor to consider all arrangements made contemporaneously with or in anticipation of a transfer when determining whether derecognition is appropriate; (iii) clarifies the requirement that a transferred financial asset be legally isolated from the transferor and any of its consolidated affiliates; (iv) introduces the concept of a participating interest which is applied to transfers of portions of financial assets to determine derecognition eligibility; (v) modifies the conditions required for a transfer of financial assets to qualify as a sale; (vi) changes the initial measurement guidance for asset transfers that qualify as sales: and (vii) stipulates that guaranteed mortgage securitizations (“GMS”) that fail to meet the conditions for sale accounting will result in the continued classification of the securitized mortgage loans as loans and will not enable a transferor to recognize a servicing asset or liability. The new authoritative accounting guidance under ASC Topic 860 will be effective January 1, 2010 and is not expected to have a significant impact on the Company’s financial statements.
23. Public Offering of Common Stock
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
In consideration of the sale of the 45% membership interest in MSCS, and the sale of the assets of the trust operations of the Bank, the Company received approximately 7% of the outstanding common stock of MFSI. During the first quarter of 2009, the Company completed the sale of 269,792 shares of Matrix Financial Solutions, Inc. for $16.00 per share resulting in aggregate proceeds of $4.317 million. The transaction was negotiated between the Company and the purchaser and the Company believes the exchange value per share represented the fair market value of such shares as of the sale date. The Company’s basis in the shares was $750,000, resulting in a gain on the sale of $3.567 million. For the years ended December 31, 2009, 2008, and 2007, the Company received dividends of $0, $540,000, and $405,000, respectively, from its investment in MFSI. These dividends were included in other noninterest income in the statements of income.
As part of the sale agreement, deposits continued to be maintained by MFSI at the Bank. At December 31, 2009, deposits maintained by MFSI at the Bank totaled approximately $155.2 million. This agreement was renewed in 2007 and matures on July 5, 2010.
25. Discontinued Operations — Sale of UW Trust Assets
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

United Western Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
As a result of the sale, the Company recorded an after tax gain on the sale of approximately $36.1 million, which is included in discontinued operations. The operating results associated with the sale of UW Trust assets have been retrospectively presented as discontinued operations beginning January 1, 2007. The operating results of UW Trust previously included in the Company’s custodial and advisory services segment, and now included in income from discontinued operations, net of income taxes are presented in the table below.

	Year Ended December 31,
	2009	2008	2007
	(Dollars in thousands, except share information)

Net interest income after provision for credit losses	$—	$—	$—
Noninterest income	7,410	9,357	7,960
Noninterest expense	5,256	9,629	7,979

Operating income (loss) before taxes from discontinued operations	2,154	(272)	(19)
Income tax provision (benefit)	768	(99)	(7)

Operating income (loss) from discontinued operations	1,386	(173)	(12)
Gain on sale of certain assets and operations of UW Trust net of income tax provision of $19,852, $0, and $0, respectively	36,139	—	—

Income (loss) from discontinued operations, net of income taxes	$37,525	$(173)	$(12)

Income (loss) from discontinued operations of UW Trust, per share — basic	$2.86	$(0.02)	$—

Income (loss) from discontinued operations of UW Trust, per share — assuming dilution	$2.86	$(0.02)	$—

Premises and equipment with a book value of $2,596,000, and $1,659,000 at December 31, 2008 and December 31, 2007, respectively, were included in other assets and carried at the lower of cost or fair value. These assets were sold to the Buyers in connection with the sale of UW Trust assets.