Form 10-K/A
period 2009-12-31
UNITED WESTERN BANCORP INC
filed 2010-04-30
CIK 944725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 0-21231
UNITED WESTERN BANCORP, INC.
(Exact name of registrant as specified in its charter)

Colorado	84-1233716
(State of other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

700 17th Street, Suite 2100, Denver, Colorado	80202
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (303) 595-9898
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of each exchange on which Registered

Common Stock, par value $.0001 per share	The NASDAQ Global Stock Market
Preferred Share Purchase Rights
Securities registered pursuant to Section 12(g) of the act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of common stock held by non-affiliates of the registrant, based on the closing sales price of such stock on the NASDAQ Stock Market on June 30, 2009, the close of the registrant’s most recently completed second quarter, was $69,380,000. For purposes of this computation, all executive officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such executive officers, directors and 10% beneficial owners are affiliates. As of April 26, 2010, 29,381,220 shares of the registrant’s common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
None.

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K of United Western Bancorp, Inc. (the “Company”) for the year ended December 31, 2009, filed with the Securities and Exchange Commission on March 15, 2010 (the “Original Form 10-K”). The Company is filing this Amendment to include the information required by Part III of Form 10-K that was not included in the Original Form 10-K, as the Company will not file its definitive proxy statement containing such information within 120 days of the end of the fiscal year covered by the Original Form 10-K. This Amendment amends and restates in its entirety Items 10, 11, 12, 13, and 14 of Part III of the Original Form 10-K. In addition, as required by Rule 12b-15 of the Securities Exchange Act of 1934, this Amendment contains new certifications by our Principal Executive Officer and Principal Financial Officer, filed as exhibits hereto. Because this Amendment includes no financial statements, we are not including certifications pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.
Except as set forth above, the Company has not modified or updated disclosures presented in the Original Form 10-K to reflect events or developments that have occurred after the date of the Original Form 10-K. Among other things, forward-looking statements made in the Original Form 10-K have not been revised to reflect events, results or developments that have occurred or facts that have become known to the Company after the date of the Original Form 10-K (other than as discussed above), and such forward-looking statements should be read in their historical context. Accordingly, this Amendment should be read in conjunction with the Company’s filings made with the Securities and Exchange Commission subsequent to the filing of the Original Form 10-K.

i

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Executive Officers and Directors
Information regarding each of the executive officers and directors of the Company as of December 31, 2009 is set forth in the table and text below.

		Present Office(s) Held at	Current Term
Name	Age	United Western Bancorp, Inc.	Expires
Guy A. Gibson	45	Chairman of the Board of Directors	2011
William D. Snider	68	Vice Chairman of the Board	2010
Scot T. Wetzel[1]	41	President, Chief Executive Officer, and Director	2010
Michael J. McCloskey	58	Director, Executive Vice President, General Counsel and Chief Operating Officer	2011
Benjamin C. Hirsh	53	Chief Accounting Officer	N/A
James H. Bullock (1)(2)(3)	73	Director	2011
Bernard C. Darré (1)(2)(3)	40	Director	2012
Jeffrey R. Leeds (1)(2)(3)	64	Director	2010
Lester Ravitz (1)(2)(3)	72	Director	2012
Robert T. Slezak (1)(2)(3)	52	Director	2012

(1)	Member of the Audit Committee.

(2)	Member of the Compensation Committee.

(3)	Member of the Nomination and Governance Committee.
Guy A. Gibson, age 45, has served as the Chairman of the Board of Directors of United Western Bancorp since December 2005. Mr. Gibson has been a director since he founded our Company. Mr. Gibson founded the predecessor of United Western Bancorp in 1989 and served as the Company’s President and Chief Executive Officer from 1992 through June 2002. Mr. Gibson is the founder and has served as Chairman of G2 Holding Corp. since 2002. G2 Holding Corp. owned and controlled Legent Clearing LLC, a securities clearing firm, until its sale in February 2005. Until March 2010, Mr. Gibson also served as a director of Legent Group, the holding company to Legent Clearing, LLC and TradeKing, a national online brokerage firm. Mr. Gibson received a B.S. in Finance from Bowling Green State University (Ohio).
William D. Snider, age 68, has served as Vice Chairman of the Board since August 2006, and prior to his retirement on April 15, 2010, served as the Company’s Head of Finance and Risk Management since January 2006 and as Chief Financial Officer since April 2006. Although Mr. Snider has retired from his position as Chief Financial Officer and from all other day-to-day roles with the Company and its subsidiaries, Mr. Snider intends to remain one of our directors if reelected as such at our 2010 Annual Meeting of Shareholders. Mr. Snider was selected as a director due to his over 30 years of experience in commercial, institutional and community banking in the United States. From 2001 to December 16, 2009, Mr. Snider served as a director of Native American Bank, N.A. and, in 2005, served as the interim chief executive officer for Native American Bank. Mr. Snider has served as the chief financial officer at CoBank and TransOhio Bank and from 1986 to 1990 served as group head treasury at Continental Bank Corporation. From 1992 to 1997 he served as executive vice president of finance, administration and operations and chief financial officer at CoBank, a $22 billion banking organization headquartered in Denver, Colorado that is part of the U.S. Farm Credit System. Mr. Snider received a B.S. in Engineering from the University of Illinois and an M.B.A. from the University of Illinois and completed work beyond the M.B.A. at Northwestern University. He has also completed the Advanced Management Program in Finance from Stanford University, is a member of Financial Executives International, the CFA Institute and the Colorado CFA Society and holds the Chartered Financial Analyst designation.

[1]	Mr. Wetzel resigned from all such officer and director positions with the Company effective April 30, 2010.

Scot T. Wetzel, age 41, served as the President and Chief Executive Officer of United Western Bancorp since December 2005 and as a director since May 2006 until his resignation from those positions along with all other positions with the Company and United Western Bank effective April 30, 2010. Effective April 30, 2010, Mr. Wetzel became a Corporate Development Officer of United Western Bank, a non-executive officer position. Mr. Wetzel was previously selected as a director of our Company given his former senior position within our Company in order to bring senior management insights to the board at large and due to his extensive experience in community banking. From November 2000 through August 2005, Mr. Wetzel served as President of the Colorado division of Compass Bancshares, Inc. Prior to Compass Bancshares; from 1991 to 2000, Mr. Wetzel was employed by KeyBank, most recently as Senior Vice President and Sales Leader of Corporate Banking in Colorado. Mr. Wetzel received a B.A. in History from Denison University in Granville, Ohio.
Michael J. McCloskey, age 58, has served as the Executive Vice President and Chief Operating Officer of United Western Bancorp with responsibility for all of the Company’s non-bank subsidiaries since December 2005 and General Counsel since 2008 and as a director since May 2008. We selected Mr. McCloskey as a director due to his long lived experience in the financial market, in company operations and in law. Mr. McCloskey received his B.A. from LaSalle University (Philadelphia, PA) and his J.D. from Dickinson School of Law (Carlisle, PA). Mr. McCloskey served as Executive Vice President of G2 Holding Corp. from 2003 until December 2005. Prior to joining G2 Holding Corp., Mr. McCloskey founded and served as Managing Member to Triumph Capital Partners, LLC, a boutique merchant bank, from January 2001 to January 2003. Mr. McCloskey has over 30 years of experience in investment banking, corporate operations, fund management, legal matters and other activities. Mr. McCloskey served as an officer and department head of both E.F. Hutton & Company Inc. and Paine Webber Inc. from 1983 to 1993. Mr. McCloskey is also a director of Martin Ray Winery, a California wine producer and distributor.
Benjamin C. Hirsh, age 53, has served as Chief Accounting Officer of the Company since April 2006. Mr. Hirsh joined the Company in November 2000 as director of internal audit and in October 2001 was appointed Chief Financial Officer of the Company’s principal subsidiary, United Western Bank, a position he held until his appointment as Chief Accounting Officer of the Company. Effective with the retirement of William D. Snider on April 15, 2010, Mr. Hirsh, along with Charles A. Caswell, Chief Financial Officer of United Western Bank, serves as the interim Chief Financial Officer of the Company. He also serves as a director of United Western Bank, and is the President and the Financial and Operations Principal of UW Investment Services, Inc. Mr. Hirsh received his B.S. in Accounting from Northern Arizona University (Flagstaff).
James H. Bullock, age 73, has served as a director of United Western Bancorp since June 2003. Dr. Bullock has served on the Audit Committee, Compensation Committee and the Nomination and Governance Committee since June 2003. Dr. Bullock was a director of United Western Bank at the time we acquired that company in 1993 and we have selected him as a director of our Company due to the historical banking experience he brings to us coupled with his in-depth accounting and finance experience. Currently, Dr. Bullock chairs the Nomination and Governance Committee of the Company. Dr. Bullock has served as a director of United Western Bank for more than six years and chairs the Audit Committee. Dr. Bullock received his B.S.B.A, Accounting and M.B.A. from the University of Arkansas, Fayetteville, and also received his Ph.D. in Accounting from Oklahoma State University. Dr. Bullock, Professor and Department Head Emeritus, New Mexico State University, taught graduate and undergraduate financial and managerial accounting courses for three different universities over a span of 27 years. He was Professor and Academic Department Head, Accounting and Business Computer Systems, New Mexico State University from 1980 until his retirement from academia in 1996. He is a member of the American Institute of Certified Public Accountants, the Institute of Management Accountants, and the American Accounting Association. The Board of Directors has determined that Dr. Bullock is an “independent director” under Nasdaq Marketplace rules.
Bernard C. Darré, age 40, has served as a director of United Western Bancorp since May 2008. Mr. Darré has served as an outside director of United Western Bank since July 31, 2006. Given Mr. Darré’s extensive background in middle market corporate investments and lending, Mr. Darré contributes significantly to our ability to judge new business lines and potential borrowers. Mr. Darré is a co-founder and partner of Bow River Capital Partners, a group of private equity/opportunity funds founded in 2003 which make investments in operating companies and special situation real estate and oil and gas opportunities in the United States, Canada, and Mexico. Mr. Darré has more than ten years of private equity experience with Bow River Capital Partners and CapEx, LP and has been involved in approximately 30 investments with gross transaction values totaling over $500 million. Mr. Darré currently serves on the Board of Directors of American Energy Assets, LLC, Granite and Marble Holdings, Inc., and Holman Boiler Works, Inc., all of which are privately held. Mr. Darré received his B.A. in Political Science from Miami University (Ohio) and his M.B.A. with emphasis in Finance and Real Estate from The Ohio State University. The Board of Directors has determined that Mr. Darré is an “independent director” under Nasdaq Marketplace rules.

Jeffrey R. Leeds, age 64, has served as a director of United Western Bancorp since August 2006. Mr. Leeds was selected as a director due to his extensive experience in financial institutions and his experience in the capital markets. Mr. Leeds received his B.A. from the University of Michigan, Ann Arbor, and has an M.B.A. from Columbia University. He began his career as a staff economist at the First National Bank of Chicago and later spent a year at the Chicago Board Options Exchange. In 1981 he joined Chemical Banking Corporation, where he assumed a number of responsibilities, notably as a managing director in charge of asset and liability management. In 1995 he joined Greenpoint Financial Corp. as senior vice president and treasurer; in 1999 he was promoted to executive vice president, and until Greenpoint’s sale in 2004, he served as its chief financial officer and was recognized as a key contributor to the company’s financial success. Mr. Leeds serves on the boards of Brookdale Senior Living, Inc. and Och-Ziff Capital Management Group, LLC, and chairs the audit committees of both companies. Both companies are listed on the New York Stock Exchange. The Board of Directors has determined that Mr. Leeds is an “independent director” under Nasdaq Marketplace rules.
Lester Ravitz, age 72, has served as a director of United Western Bancorp since June 2001. Mr. Ravitz has served on the Audit Committee and the Compensation Committee of United Western Bancorp since June 2001, as well as serving on the Nomination and Governance Committee since its formation in December 2002. Mr. Ravitz was chosen as one of our directors in light of his extensive experience in processing businesses and retail financial services. Currently, Mr. Ravitz chairs the Compensation Committee. He currently is an independent consultant and previously served, from 1997 to 2000, as Chief Operations Officer for First Clearing Corporation and as Chief Operating Officer from 1994 to 1997 for First Union Brokerage Services. First Clearing Corporation provides brokerage clearing services and is a subsidiary of Wells Fargo & Company (NYSE:WF). He is a member of the Board of Directors of UW Investment Services, Inc., a subsidiary of the Company. Mr. Ravitz received his B.S. degree from New York University, New York, NY. The Board of Directors has determined that Mr. Ravitz is an “independent director” under Nasdaq Marketplace rules.
Robert T. Slezak, age 52, has served as a director of United Western Bancorp since June 2001. Mr. Slezak has served on the Audit Committee and the Compensation Committee of United Western Bancorp since June 2001, as well as serving on the Nomination and Governance Committee since its formation December 2002. We chose Mr. Slezak as a director due to his long tenure as a senior accounting and finance officer with consumer financial service businesses. Currently, Mr. Slezak chairs the Audit Committee. Mr. Slezak received his B.S.B.A. from the University of Nebraska, Omaha, and an M.B.A. from Creighton University (Omaha, NE). He currently is an independent management consultant. He held the position of Chief Financial Officer for TD Ameritrade Holding Corporation (Nasdaq:AMTD), a provider of securities brokerage services, from October 1989 to November 1999. Mr. Slezak serves on the Board of Directors of Bridges Investment Fund, Inc. (MUTF:BRGIX), a mutual fund. The Board of Directors has determined that Mr. Slezak is an “independent director” under Nasdaq Marketplace rules.
Corporate Governance
The Board of Directors
The Company’s Bylaws provide that the number of directors that shall constitute the whole board shall be as fixed from time to time by the Board of Directors. By resolution of the Board of Directors, the number of directors comprising the Board of Directors has been set at eight (8) effective as of the date of the 2010 annual meeting of shareholders.
The Board of Directors is divided into three classes. Directors for each class are elected at the annual meeting held in the year in which the term for such class expires and serve thereafter for three years or until their successors are elected and qualified. Subject to any applicable employment agreement provisions, all officers are appointed by, and serve at the discretion of, the Board of Directors of the Company.

The Board of Directors consists of a majority of independent directors as such term is defined in the Marketplace Rules of the Nasdaq Stock Market (the “Nasdaq Marketplace Rules”). The directors hold regular meetings, attend special meetings as required and spend such time on the affairs of the Company as their duties require. The Board of Directors held five (5) regular meetings and 13 special meetings and took action by unanimous written consent eight (8) times during 2009. During 2009, no incumbent director attended fewer than 75 percent of the meetings of the Board and committees on which the director served for the period within which the director was a member of the Board of Directors. The Board of Directors does not have a formal policy with regard to director attendance at the Company’s Annual Meetings of Shareholders. All of the directors were present at the 2009 Annual Meeting of Shareholders and are expected to be present at the Annual Meeting for 2010.
The non-management directors meet in executive sessions during each regular Board meeting. Shareholders may communicate with the non-management directors by following the procedures listed below under “Shareholder Communication with the Board of Directors.”
Committees of the Board
The Board of Directors currently has three standing committees: the Audit Committee, the Compensation Committee and the Nomination and Governance Committee. The Audit Committee, the Compensation Committee, and the Nomination and Governance Committee are each comprised of Dr. Bullock and Messrs. Darré, Leeds, Ravitz and Slezak, each of whom is considered independent as such term is defined in the Nasdaq Marketplace Rules. Current copies of the committee charters for each of the Audit Committee, the Compensation Committee and the Nomination and Governance Committee are available at the Company’s web site which may be found at www.uwbancorp.com under “Investor Relations.”
The Audit Committee
The Board of Directors has a standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the current members of which are Messrs. Darré, Leeds, Ravitz, Slezak and Dr. Bullock. The Audit Committee is responsible for appointing the Company’s independent registered public accounting firm, reviewing the audit plan, the adequacy of internal controls, the audit report and management letter and performing such other duties as the Board of Directors may from time to time prescribe. The Board of Directors has reviewed the education, experience and other qualifications of each of the members of the Audit Committee. The Board of Directors has determined that the Company satisfies the requirement of Securities and Exchange Commission regulations to have at least one audit committee financial expert as described by those regulations. In fact, each member of the Audit Committee has not only been determined to be “independent” under Exchange Act Rule 10A-3(b) and the Nasdaq Marketplace Rules, each also has been determined to be an audit committee financial expert. The Audit Committee held eleven (11) meetings during 2009. Each member of the Audit Committee attended at least 75% of all of the meetings of this committee.
The Compensation Committee
The Board of Directors has a standing Compensation Committee, the current members of which are Messrs. Darré, Leeds, Ravitz, Slezak and Dr. Bullock. The Compensation Committee is responsible for reviewing and approving the Company’s executive compensation policies for named executive officers and administering the 2007 Equity Incentive Plan, as amended, the Amended and Restated 1996 Employee Stock Purchase Plan (the “Employee Stock Purchase Plan”), the Amended and Restated 1996 Employee Stock Option Plan, and the 2006 Employee Stock Option Plan, and the 2001 Matrix Bancorp, Inc. Executive Incentive Plan. The Compensation Committee held ten (10) meetings during 2009. Each member of the Compensation Committee attended at least 75% of all of the meetings of this committee.
The Compensation Committee may, from time to time, invite Mr. Guy A. Gibson, Chairman of the Board, to provide his comments on the amounts and form of compensation to be paid to named executive officers of the Company. The Compensation Committee also occasionally relies on data and analysis from the Company’s Principal Financial Officer in evaluating executive performance against incentive plan targets and in determining amounts payable based upon achieving applicable targets. In addition, as deemed appropriate by the Compensation Committee, the committee may retain independent compensation consultants to provide the Compensation Committee with industry and other information as it pertains to the amount and form of named executive officer compensation. The Compensation Committee retains all authority and discretion with regard to the payment of any and all compensation to the named executive officers of the Company.

The Nomination and Governance Committee
The Board of Directors also has a standing Nomination and Governance Committee, the current members of which are Messrs. Darré, Leeds, Ravitz, Slezak and Dr. Bullock. The Nomination and Governance Committee is responsible for identifying individuals qualified to become board members and recommending to the Board of Directors the director nominees for the next annual meeting of shareholders. The Nomination and Governance Committee also identifies best practices and is responsible for recommending to the Board of Directors corporate governance guidelines and reviewing the charters adopted by the committees of the Board. The Nomination and Governance Committee held six (6) meetings in 2009. Each member of the Nomination and Governance Committee attended at least 75% of all of the meetings of this committee and its sub-committee.
Nominee Qualifications
To be considered for membership on the Board of Directors, a candidate must meet the following criteria, which have been developed by the Nomination and Governance Committee and approved by the Board of Directors:
•	Directors should possess personal and professional ethics, integrity and values;
•	Each director must be committed to promoting long-term shareholder value;
•
Each director should have significant and relevant expertise in at least one of the Company’s established business lines, or other significant and relevant business expertise that the Board believes will allow the candidate to effectively promote long-term shareholder value;

•	Each director should have the ability to exercise sound business judgment;
•	Each director should be able to read and understand basic financial statements (balance sheet, income statement and statement of cash flows); and
•	Directors should be willing to devote sufficient time to carrying out his or her duties and responsibilities to the Company effectively.
Additionally, in the fulfillment of their responsibilities to identify and recommend to the Board of Directors individuals qualified to become board members, the members of the Nomination and Governance Committee will take into account all factors they consider appropriate, which may include experience, accomplishments, education, understanding of the business and the industries in which the Company operates, specific skills, general business acumen and the highest personal and professional integrity. Generally, the members of the Nomination and Governance Committee will first consider current board members because it has previously been determined that they meet the criteria listed above and they possess an in-depth knowledge of the Company, its history, strengths, weaknesses, goals and objectives.
The Nomination and Governance Committee will consider shareholder recommendations for candidates to serve on the Board of Directors. In order to provide the Nomination and Governance Committee sufficient time to evaluate candidates prior to submission to the shareholders for vote at meeting, shareholders desiring to nominate persons for director should follow the instructions set forth in the Company’s Amended and Restated Articles of Incorporation. This included, with respect to an election to be held at the Company’s Annual Meeting in 2010, delivering or mailing written notice of a shareholder’s intention to make a nomination to the Secretary of the Company at its principal executive office not later than December 14, 2009. No shareholder nominations for directors were received prior to March 30, 2010. If directors are to be elected at a special meeting of shareholders, written notice of intention shall be delivered or mailed to the Secretary of the Company at its principal executive office not later than the close of business on the tenth day following the date on which notice of such meeting is first given to shareholders. In either case, the notice shall contain: (i) the name and address of the shareholder who intends to make the nomination and of the person or persons to be nominated; (ii) a representation that the shareholder is a holder of record of stock of the Company entitled to vote at such meeting and intends to appear in person or by proxy at the meeting to nominate the person(s) specified in the notice; (iii) a description of all arrangements or understandings between the shareholder and each nominee and any other person(s) pursuant to which the nomination(s) are to be made by the shareholder; (iv) such other information regarding each nominee proposed by the shareholder as would be required to be included in a proxy statement filed pursuant to the proxy rules of the Commission, had the nominee been nominated, or intended to be nominated, by the Board of Directors; and (v) the consent of each nominee to serve as a director of the Company if so elected.

Selection of Directors
We believe that finding the best combination of business acumen and cultural fit is the paramount criteria for us in selecting directors. Generally, we seek seasoned business executives as directors who possess track records in businesses that match or are directly complimentary to our businesses. In this regard, our Nomination and Governance Committee makes its selections for director nominees without regard to sex, race, creed or nationality. The selection of nominees by diversity of sex, race, creed and nationality is not something that we have considered historically nor is it something that we intend to develop a policy regarding.
Our goal is to maintain management continuity in order to preserve corporate knowledge and develop our corporate culture. To this end, we typically re-nominate directors periodically as their individual terms expire. Our Nomination and Governance Committee reviews the performance of each nominee in each year to confirm that each director nominee continues to provide the highest level of individual contribution to our Company. Our Nominating and Governance Committee intends to apply the same standards for nominees for director proposed by any of our shareholders as it does to internally identified nominees.
Individual directors have been selected over the years for varying reasons as described in the biographies of each director set forth above.
Risk Oversight by the Board of Directors
Our Board of Directors is comprised of a majority of individuals who are independent from the management of the Company. Dr. Bullock and Messrs. Slezak, Ravitz, Leeds and Darré are our independent directors. Messrs. Gibson and McCloskey are members of management and are not considered independent directors, as was Mr. Wetzel prior to his resignation. Mr. Snider has retired from certain executive offices with the Company and from all other executive offices and board positions with any of our affiliates effective April 15, 2010. After the expiration of three years from the date of Mr. Snider’s retirement, Mr. Snider may be considered independent of management and an independent director under Nasdaq Marketplace rules.
We have maintained a separation between the Chairman of the Board and our office of Chief Executive Officer since December 2005. Mr. Guy A. Gibson serves as our Chairman of the Board and Mr. Scot T. Wetzel was our Chief Executive Officer until his resignation on April 30, 2010. Currently, we have no Chief Executive Officer and we are considering both internal and external candidates for our Chief Executive Officer and President position. In the interim, Mr. Gibson, as our Chairman of the Board, will discharge the duties normally associated the position of Chief Executive Officer and President. We believe that we are of sufficiently manageable size as to allow for the combination of the Chairman of the Board and Chief Executive Officer offices. Our key committees are comprised solely of independent directors and each such committee is chaired by an independent director. This process provides oversight by independent directors to assure the careful and well-measured analysis of our operations, financial affairs and capital structure.
To date, we have not identified a “lead independent director,” but, as appropriate under the circumstances, we do form transitory committees of our Board of Directors chaired by independent directors to consider material issues presented to the Board. Since, in this regard, we select the functional equivalent of a “lead independent director” from time to time as circumstances require, we believe our Board achieves the scope of independent review justified by the circumstances.

Our Board of Directors and its committees meet frequently throughout the year to assure that our independent directors are well briefed and informed with regard to our Company’s affairs. Each of our independent directors has unfettered access to any employee within our Company and each director is encouraged to call upon whatever employee he deems fit to secure the information each director feels is important to his understanding of our Company. In this fashion, we seek to maintain well informed, independent directors who are prepared to make informed decisions regarding our business affairs.
We also include certain of our independent members of our board as independent directors of certain of our key subsidiaries. This enables our independent directors to garner more detailed information with regard to our operations, financial affairs and capital structure and to make that information available to our remaining independent directors. In this regard, for example, Dr. Bullock and Mr. Darré are independent members of the Board of Directors of United Western Bank, our federally chartered savings bank and our most significant subsidiary, and Mr. Ravitz is an independent member of the Board of Directors of UW Investment Services, Inc., our FINRA member firm.
Our practice is to assure that any materially important matter is reviewed and considered and, where appropriate, approved, by our independent directors in isolation from management directors. In this manner, we seek to make certain that careful, independent consideration of material matters is made by individuals independent of management whose compensation is not tied to the quarterly and annual performance of our Company. This also provides us with the benefit of our independent directors considerable operational, financial and capital markets experience in guiding the decisions of our Company.
Shareholder Communication with the Board of Directors
The Board of Directors has adopted a process for shareholders to communicate with members of the Board of Directors by mail. The communication may be addressed to an individual member of the Board, to the full Board, or to a particular committee of the Board, at the following address: c/o Corporate Secretary, United Western Bancorp, Inc., 700 17th Street, Suite 2100, Denver, Colorado 80202. Any such communication may also be sent via e-mail in care of the Corporate Secretary at her e-mail address: LSelub@uwbank.com. This information is also available in the Investor Relations area on the Company’s website at www.uwbancorp.com.
Website Access to Corporate Governance Documents
The Company has adopted a Code of Business Conduct and Ethics that applies to all directors and employees, including the Company’s principal executive officer, principal financial officer, principal accounting officer or controller and persons performing similar functions. The Code of Business Conduct and Ethics may be found in the Investor Relations area on the Company’s website at www.uwbancorp.com. Copies of the charters for the Audit Committee, the Compensation Committee and the Nomination and Governance Committee, as well as the Company’s Corporate Governance Guidelines and Whistle Blower Policy, are also available in the Investor Relations area of the Company’s website at www.uwbancorp.com.
The Company will also post on its website any amendments to or waivers from its Code of Business Conduct and Ethics that apply to its principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires the Company’s officers and directors, and persons who own more than 10% of a registered class of the Company’s equity securities (the “10% Shareholders”), to file reports of ownership and changes of ownership with the Securities and Exchange Commission. Officers, directors and 10% Shareholders of the Company are required by the Securities and Exchange Commission regulation to furnish the Company with copies of all Section 16(a) forms so filed.

Based solely on review of copies of such forms received, the Company believes that, during the last fiscal year, all filing requirements under Section 16(a) applicable to its officers, directors and 10% Shareholders were timely met.
Item 11. Executive Compensation
COMPENSATION DISCUSSION AND ANALYSIS
This is a report of the Company and its senior management team, namely, the Chairman of the Board, the Chief Executive Officer, the Chief Financial Officer and the Chief Operating Officer (the “Senior Officers”). It is not the report of the Compensation Committee. In this “Compensation Discussion and Analysis” section, the terms “we,” “our,” “us,” refer to the Company and, when the context requires, to the Senior Officers.
Overview of Compensation Philosophy and Principles
The Compensation Committee of the Board of Directors (the “Compensation Committee”) oversees the Company’s compensation programs. The Company’s compensation programs include programs designed specifically for its executive officers, including the Chairman of the Board, Chief Executive Officer (“CEO”) and the other executive officers named in the Summary Compensation Table below (the “Named Executive Officers” or “NEOs”). The Compensation Committee annually reviews and approves, generally before March 31st of each year, the parameters for short term incentive compensation with respect to each calendar year for each of the Named Executive Officers. Long term incentive grants are generally considered no later than the end of the second quarter of each calendar year.
The Board of Directors established the Compensation Committee to, among other things, review and approve the compensation levels of the Named Executive Officers, evaluate the performance of the Named Executive Officers and consider senior management succession issues and related matters for the Company. In accordance with the Marketplace Rules of the Nasdaq Stock Market, the Compensation Committee is composed entirely of independent, non-management members of the Board of Directors. No Compensation Committee member participates in any of the Company’s employee compensation programs. Each year the Nomination and Governance Committee reviews all direct and indirect relationships that each director has with the Company and the Board of Directors subsequently reviews its findings. The Board of Directors has determined that none of the Compensation Committee members have any material business relationships with the Company. The responsibilities of the Compensation Committee are stated in its charter, which is available on the Company’s website at www.uwbancorp.com.
The Compensation Committee believes that the most effective executive compensation program is one that is designed to reward the achievement of specific annual, long-term and strategic goals by the Company, and which aligns executives’ interests with those of the shareholders by rewarding performance that meets or exceeds established goals, with the ultimate objective of improving shareholder value. The Compensation Committee evaluates both performance and compensation to ensure that the Company maintains its ability to attract and retain superior employees in key positions and that compensation provided to the Named Executive Officers remains competitive relative to the compensation paid to similarly situated executives of our peer companies. To that end, the Compensation Committee believes executive compensation packages provided by the Company to its Named Executive Officers should include both cash and stock-based compensation that reward performance as measured against established goals.
In order to recruit and retain the most qualified and competent individuals as our Named Executive Officers, we strive to maintain a compensation program that is competitive in the labor market. The purpose of our compensation program is to reward exceptional organizational and individual performance.

The following objectives are considered by the Compensation Committee when it establishes compensation programs for our Named Executive Officers:
•	Drive and reward performance which supports the Company’s strategic goals;
•	Provide a significant percentage of total compensation that is “at-risk,” or variable, based on predetermined performance criteria;
•	Encourage stock holdings or other equity driven compensation to align the interests of the Named Executive Officers with those of shareholders;
•	Design competitive compensation programs that enhance our ability to attract and retain the best performing Named Executive Officers; and
•	Set compensation and incentive levels that reflect competitive market practices.
We believe that information regarding pay practices at other companies is useful to ensure that our compensation programs are competitive in the marketplace. In addition, comparative compensation information is one factor that the Compensation Committee considers in assessing the reasonableness of its own compensation programs. We do not believe it is appropriate to establish compensation levels primarily based on benchmarking against the compensation paid by other companies.
The Senior Officers’ recommendations to the Compensation Committee for the Named Executive Officer compensation, and the Compensation Committee’s review of those recommendations, are based primarily upon an assessment of each Named Executive Officer’s leadership, performance and potential to enhance long-term shareholder value. We rely upon our judgment about each individual - and not on rigid formulas or short-term changes in business performance — in determining the amount and mix of compensation elements and whether each particular payment or award provides an appropriate incentive and reward for performance that sustains and enhances long-term shareholder value. Key factors affecting our judgment include: (i) performance compared to the financial, operational and strategic goals established at the beginning of the year; (ii) nature, scope and level of responsibilities; (iii) contribution to the Company’s financial results, particularly with respect to key measurement points such as revenue, earnings and return on equity; (iv) effectiveness in leading our initiatives to increase both shareholder and customer value and productivity; (v) contribution to the Company’s commitment to corporate responsibility, including success in creating a culture of unyielding integrity and compliance with applicable laws and our ethics policies; and (vi) commitment to community leadership and diversity.
We also consider each Named Executive Officer’s current salary and we try to strike an appropriate balance between incentives for long-term and short-term performance. In addition, we review an analysis setting forth the total compensation potentially payable to, and the benefits accruing to, each Named Executive Officer, including current value of outstanding equity-based grants.
Role of Named Executive Officers in Compensation Decisions
The Compensation Committee makes all final compensation decisions for Named Executive Officers, including equity awards. The Senior Officers annually review the performance of each Named Executive Officer (other than the Chief Executive Officer and the Chairman, whose performance is initially reviewed by the Compensation Committee). The conclusions and recommendations resulting from the Senior Officers’ reviews and from an analysis prepared by the Chief Financial Officer that calculates performance against the business and financial plan (the “Plan”), together with proposed annual award amounts, are then presented to the Compensation Committee for its consideration and approval. The Compensation Committee retains complete discretion to accept, reject or modify the Senior Officers’ recommendations.

Components of the Executive Compensation Program
We believe the total compensation and benefits program for Named Executive Officers should consist of the following:
•	Base salaries;
•	Annual incentive cash compensation;
•	Retirement, health and welfare benefits; and
•	Equity-based incentive compensation.
Base Salaries
Base salaries are determined by evaluating a Named Executive Officer’s level of responsibility and experience and the Company’s performance. Adjustments to base salaries, if any, are driven primarily by individual performance and comparative data from the Survey Data (as defined below). Individual performance is evaluated by reviewing the Named Executive Officer’s success in achieving business results, promoting our core values and keys to success and demonstrating leadership abilities. We also consider the Named Executive Officer’s success in achieving business results, including the implementation of our shareholder strategies regarding our focus on community banking, the promotion of our core values and keys to success and demonstrated leadership skills.
When considering the base salary of the Named Executive Officers, the Compensation Committee reviews the compensation of comparable Named Executive Officers from the Survey Data. They also consider the Company’s continuing achievement of short-term and long-term goals:
•	Grow and support the banking subsidiary’s community banking strategies;
•	Successfully manage institutional risk;
•	Communicate strategy and financial results effectively; and
•	Develop human resource capability and reduce attrition.
Historically, a compensation consultant has assisted the Compensation Committee in setting base salaries with the evaluation of the Survey Data, general economic conditions and marketplace compensation trends. Periodically, not more than annually, the Compensation Committee adjusts the base salaries for Named Executive Officers when:
•	The current compensation demonstrates a significant deviation from the market data;
•	It wishes to recognize outstanding individual performance; and
•	It wishes to recognize an increase in responsibility.
Aligning base salaries with those paid by other employers is especially critical to a competitive compensation program. Other elements of compensation are affected by changes in base salary since annual incentives are targeted and paid out as a percentage of base salary. The base salary for our former Chief Executive Officer and President, Scot T. Wetzel, was, prior to his resignation, determined with reference to Mr. Wetzel’s employment agreement (see discussion below). Effective October 15, 2008, Mr. Wetzel’s base salary was $400,000 per annum as provided for in his employment agreement. We believe that Mr. Wetzel’s employment agreement was negotiated in an arm’s length transaction between Mr. Wetzel and the Compensation Committee. The base salaries of all other Named Executive Officers were established in the beginning of 2006 and have been adjusted periodically by the Compensation Committee. As discussed below, following Mr. Wetzel’s voluntary resignation, his employment agreement terminated.
Annual Incentive Compensation
The annual incentive compensation awarded under the incentive compensation plan provides Named Executive Officers with the opportunity to earn cash bonuses based on the achievement of specific Company-wide performance goals. The Compensation Committee utilizes the annual incentive component of our compensation program to align Named Executive Officers’ pay with our annual (short-term) performance. Incentive bonuses are generally paid at the end of each calendar year and in any event prior to March 15th of the succeeding year.

The Compensation Committee approves a target incentive payout as a percentage of the base salary earned during the incentive period for each Named Executive Officer. The incentive target percentage represents the Named Executive Officer’s annual bonus opportunity if the annual performance goals of the incentive plan are achieved.
Retirement, Health and Welfare Benefits
The Named Executive Officers generally are eligible for the same benefit programs on the same basis as the rest of the broad-based employees. The health and welfare programs are intended to protect employees against catastrophic loss and encourage a healthy lifestyle. Our health and welfare programs include medical, pharmacy, dental, vision, life insurance and accidental death and disability. The Company provides full time employees, regularly scheduled to work 30 or more hours per week, short-term disability, long-term disability and basic life insurance at no cost to the employee. The Company provides Group Long Term Disability for all employees to provide income replacement in the instance of a long term disability of 60% of salary, commissions and incentive compensation to a maximum of $10,000 per month. For executives earning in excess of $200,000, additional coverage is purchased to provide them with the same income replacement of 60% of salary, commissions and incentives (the “Executive Long Term Disability Plan”). As an example: an executive earning $300,000 per year, with the additional coverage purchased by the Company, now has coverage at 60% of those earnings or $15,000 per month. The first additional $5,000 of benefit is guaranteed issue. An additional $5,000 of coverage is available with full medical underwriting. The monthly benefit for executives is up to $20,000 per month, not to exceed 60% of salary, commissions and incentives. All Company employees, including the Named Executive Officers, are generally eligible for the Company’s qualified 401(k) savings and retirement plan, as well as the Company’s Employee Stock Purchase Plan.
Equity Based Compensation
In addition to base salaries and incentive compensation, the Compensation Committee makes grants of stock options, restricted stock and other forms of equity-based compensation to Named Executive Officers. Unlike the incentive compensation program, which is focused on annual results and performance, awards of equity-based compensation are designed to encourage executives to consider longer term capital appreciation as an important objective. We believe these equity incentives are important to ensure that management balances short term earnings with longer term shareholder value. While the Company has more than one equity compensation plan in place, current awards of stock options, restricted stock or other equity-based compensation are made from the Company’s 2007 Equity Incentive Plan, as amended on December 17, 2008, by the Board of Directors to incorporate minor revisions for purposes of complying with Section 409A of the Internal Revenue Code of 1986, as amended (the “2007 Equity Plan”). See “2007 Equity Incentive Plan” below for a description of the term of awards made under that plan.
In 2007, the Compensation Committee, to encourage employee ownership of our common stock, adopted a program of awarding two options to purchase shares of the Company’s common stock for each share of our common stock purchased in the open market by the employee. These options are granted under the 2007 Equity Plan, vest ratably over five years, are for a term of ten years from date of grant, are granted with an exercise price equal to the closing value of the Company’s common stock on the date of grant and are subject to ratable forfeiture to the extent that the employee sells or otherwise disposes of the shares he or she purchased which gave rise to the option grant at any time within the vesting period. In 2008, the “two for one” program was extended to our Named Executive Officers.
Compensation Methodology
Compensation Consultant
In February 2009, the Company and the Compensation Committee engaged a third party compensation consultant, The Harlon Group (“Harlon”), to provide research, analysis and commentary regarding base salary amounts and annual incentive bonus targets for the Named Executive Officers as well as components of long term compensation and the appropriate mix of these assorted components. The Compensation Committee annually reviews and determines the scope of Harlon’s engagement pursuant to which Harlon will provide the Compensation Committee advice and counsel in determining the Named Executive Officers’ compensation amounts and the mix of compensation for any calendar year.

Peer Group and Compensation Targets
The Compensation Committee and the Senior Officers, with the assistance of Harlon, performed a comparison study of the 2007 compensation of the Named Executive Officers at the Company with eight comparable financial institutions (the “Peer Group”). The Peer Group was used to provide a comparison of executive compensation levels against companies that have executive positions with responsibilities similar in breadth and scope to the Company and have businesses that compete with the Company for executive talent.
Below is a table showing the comparable financial institutions in the Peer Group. The Peer Group included two direct bank competitors located in the same metropolitan area as the Company-Guaranty Bancorp, Inc., and CoBiz Financial-as well as three financial institutions (First State Bancorporation, Southwest Bancorp, Inc. and Provident Financial Holdings, Inc.) which have asset sizes comparable to the Company’s. The remaining three financial institutions-Cascade Bancorp, Cascade Financial Corp. and Trustco Bank Corp. NY-are financial institutions that were generally comparable to the Company and which generally recruit individuals to fill senior management positions who are similar in skills and background to those the Company recruits.
Studies like this one cover in detail only those individuals for whom compensation information is disclosed publicly. As a result, these studies typically include only the five most highly compensated officers at each financial institution. Typically, this correlates to the Company’s Chief Executive Officer, Chief Financial Officer, Chief Operating Officer and General Counsel. The Compensation Committee and management looked more extensively at a number of other factors, particularly our estimate of the targeted total compensation of our most comparable local competitors, Guaranty Bancorp (formerly known as “Centennial Bank Holdings, Inc.”) and CoBiz Financial.
Peer Group Table

				One Year
		Total	Market	Shareholder
Name	Net Income(1)	Assets(2)	Capitalization(2)	Return(3)
	(Dollars in Thousands)	(Dollars in Millions)

United Western Bancorp, Inc.(4)	$(42,045)	$2,526,172	$80.99	-69.1%
Cascade Bancorp	(93,080)	2,193,877	19.16	-89.9%
Cascade Financial Corporation	(23,468)	1,704,628	26.84	-59.2%
Guaranty Bancorp	(29,207)	2,127,580	68.07	-34.0%
CoBiz Financial Inc.	(83,355)	2,466,015	174.44	-50.2%
First State Bancorporation	(110,493)	2,744,395	8.29	-75.8%
Provident Financial Holdings, Inc.	(3,715)	1,414,638	31.45	-37.2%
Southwest Bancorp, Inc.	12,982	3,108,291	102.37	-45.7%
TrustCo Bank Corp NY	28,120	3,679,897	482.90	-30.6%

(1)	Net Income is for the trailing 12-months ended December 31, 2009.

(2)	Total Assets and Market Capitalization is as of December 31, 2009.

(3)
One Year Shareholder Return determined from December 31, 2008 to December 31, 2009. Total Shareholder Return is defined as closing share price at end of period, less starting period closing share price, plus dividends declared for the period, divided by starting period closing share price.

(4)	The Company is included in this schedule for comparison purposes.

In order to remain consistent from year to year, we plan to use the Peer Group as part of our annual marketplace study. On the other hand, because some of the specific financial institutions included in the Peer Group may change their size, relevance or other pertinent factors, the Peer Group could include new or different companies in the future. The same Peer Group was used in the 2009 analysis except that three companies originally included in the 2006 group, namely, Vineyard National Bancorp, PFF Bancorp, Inc. and Franklin Bank Corp, ceased to exist as independent entities, and were therefore eliminated from the study. The Compensation Committee did not select replacement peers for these companies in 2009.
The Compensation Committee reviews compensation data, such as the data collected from the Peer Group, prepared with the assistance of Harlon (the “Survey Data”) to ensure that our total Named Executive Officer compensation program is competitive. The Survey Data is a compilation of compensation and other data prepared by Harlon based upon its review of the Peer Group as well as other companies that participate in banking surveys.
Performance Measurements
In the first quarter of 2009, the Compensation Committee, working with the Senior Officers, adopted a general outline of performance-based measurements for defining Named Executive Officer incentive compensation for 2009. These metrics (the “Performance Measurements”) are defined and their use in Named Executive Officers’ annual incentive compensation is described below:
Community Bank Management
In 2009, Community Bank Management related to the continued implementation of the Company’s 2006 re-direction toward community banking, and included a specified amount of net additions to outstanding community bank deposits, the asset quality of assets held by United Western Bank and one of the regulatory capital ratios of United Western Bank. As described in further detail below, the aggregate of these performance metrics were assigned a total weighting in this category of 50%.
Financial Measurements
The Financial Measurements reflect the Company’s adherence to the financial portion of the Plan. This portion of the Plan, carried over from the 2008 program, was designed to maximize shareholder value in 2009 by increasing earnings and implementing numerous initiatives in the areas of operating efficiency, and the Bank’s asset and liability mix. The factors considered in this area of our incentive compensation plan in 2009 were aggregate earnings per share for the year (a 33% weighting) and our return on average equity for the year (a 17% weighting).
Wholesale Bank Management
Wholesale Bank Management is comprised of: (a) continued successful management of institutional risk for the bank subsidiary and the Company, which includes targets regarding asset quality and interest rate risk; (b) reduction in liability costs; and (c) the quality of the regulatory relationship with the Office of Thrift Supervision and, with respect to the Company’s UW Trust Company subsidiary, the Texas Department of Banking. In 2008 and 2009, the Compensation Committee did not give any specific weighting to any element of this metric.
2009 Compensation Analysis
In 2009, Harlon assisted the Compensation Committee by providing comparative market data on compensation practices and programs based on an analysis of our peer competitors. Harlon also provided guidance on industry best practices.
In December 2008 and March 2009, after consultation with the Company’s Senior Officers and after review of the Harlon research, analysis and recommendations, the Compensation Committee approved 2009 base salaries and established target incentive bonus amounts for the Senior Officers in 2009, with 200% of base salary set as the maximum incentive bonus amount except for the incentive bonus amount for the Chief Accounting Officer, which was reserved for a later date at the discretion of the Compensation Committee.

2009 Base Salaries
The Compensation Committee established this cash compensation structure, which sets base salaries as a lower percentage of total target compensation than incentive bonus amounts, in order to foster a performance driven culture within the Company. Base salaries for Named Executive Officers were increased by 6% for 2009 in recognition of the fact that no increases in base salaries had been awarded for over two years.
2009 Incentive Compensation
The 2009 Incentive Compensation Program established a set of community bank and financial performance related measurements for the Named Executive Officers. Each Named Executive Officer was expected to participate in incentive compensation in 2009 to the extent of the performance measurements achieved based on his annual base salary amount. These measurements were selected to drive annual performance. For 2009, the Compensation Committee devised the Performance Measurements to replace the previous financial and non-financial measurements amended in 2008. Each Performance Measurement has a weight within the program, and the sum of the weights is 100%.
In 2006 and 2007, the Compensation Committee allocated performance measurements to certain legacy assets and operations existing at the time new management took over our operations with a view to directing attention to those assets and operations. In 2007, there was more emphasis placed on current community banking and current financial metrics than in 2006. In 2008, the Compensation Committee determined to focus all of the Named Executive Officers’ short term incentive opportunity on the community banking and current financial metrics, which metrics were continued in 2009. The Compensation Committee made this election because, in 2008 and 2009, the Company was entering its third and fourth year, respectively, of its transition from a wholesale bank to a community bank and the Compensation Committee wanted the Named Executive Officers to concentrate the majority of their energies on our community banking endeavors.
Incentive Compensation Measurements and Weighting
For 2009, the incentive compensation measurements and weightings were the same for each of the Named Executive Officers (other than the Chief Accounting Officer whose short term incentive compensation was determined by the Compensation Committee in December 2009):

	Business Plan	Measurement	Measurement Weighting
Criteria	Targets	Weighting	Threshold	Target	Maximum
Community Bank Measurements:
Community Bank Deposit Growth	$361,000,000	16.6%	70%	100%	120%
Asset Quality (1)	2.16%	16.7%	120%	100%	70%
Capital Ratio (2)	10.62%	16.7%	70%	100%	120%

Financial Measurements:
Aggregate earnings per share for the year (primary)	$1.44	33.0%	70%	100%	120%
Return on average equity (3)	10.91%	17.0%	70%	100%	120%

Total		100.00%

(1)
The term “asset quality” in this instance was defined to be non-performing loans held by United Western Bank as of December 31, 2009, as a percentage of loans held for investment plus real estate owned by United Western Bank as of December 31, 2009.

(2)	The term “capital ratio” in this instance was defined to be total risk based capital for United Western Bank as of December 31, 2009.

(3)
The term “return on average equity” is defined to mean the percentage determined by dividing aggregate net income for the calendar year 2009 by the average equity of the Company for 2009 calendar year, consistently calculated.

Performance targets were established at levels that the Compensation Committee believed were achievable based on our financial plan for 2009, but exceptional performance was to be rewarded with additional incentive compensation on a factor by factor basis. Performance below target levels was expected to lead to reduced incentive compensation. The Compensation Committee reserved to itself the ability to award discretionary compensation, in an amount generally not to exceed 20% of each Named Executive Officer’s base salary, to each Named Executive Officer based on their appraisal of each Named Executive Officer’s contribution to the Company in 2009.
The amount to be paid to each Named Executive Officer as annual incentive compensation for 2009 was determined by reviewing each Named Executive Officer’s individual performance combined with the Performance Measurements as previously discussed. As discussed above, with the exception of the Chief Accounting Officer, the Compensation Committee analyzed a Named Executive Officer’s and the Company’s performance for the year and then determined the incentive level based upon a targeted percentage of base salary. Since the Compensation Committee had not established a targeted incentive bonus amount for the Chief Accounting Officer at the beginning of 2009, the Chief Accounting Officer’s incentive bonus amount was based on the recommendation of the Senior Officers after considering the Chief Accounting Officer’s contribution to the Company in 2009. To allow for the possibility of a range of performance within performance factors (e.g., Community Bank Deposit Growth), in 2009 the Compensation Committee adopted a set of multipliers as set forth below to be applied to the individual factors affecting total incentive compensation payments as set forth below:
Incentive Compensation Factor Multipliers

	Annual Incentive Opportunity
	Minimum	Below Plan	Plan	Above Plan
Multiplier of Award Weighting	0	50%	100%	200%
Percent of Strategic Plan Achieved	Under 70% of Plan	70%-120% of Plan	100% of Plan	70%-120% of Plan
For example, if the Compensation Committee determined that the Company had achieved 70% of its community bank deposit growth objective, the multiple assigned to such Performance Measurement would be 50%, whereas if the Compensation Committee determined that the Company had only achieved 69% of its community bank loan growth objective, the multiple assigned to the Performance Measurement would be 0%.
To assist the Company in its determination of the Named Executive Officers’ success in managing the Company throughout the year, the Compensation Committee asked the Company’s Chief Financial Officer to compare the Company’s 2009 performance with the Performance Measurements. The Chief Financial Officer advised the Compensation Committee in writing of his conclusions in December 2009. Based on this analysis of the Performance Measurements, the Chief Financial Officer and the other Senior Officers recommended that the cash incentive compensation for 2009 be below the maximum target amounts assigned for each Senior Officer. Following presentations from the Chief Financial Officer, the Compensation Committee met in executive session to consider the information provided and other elements as the Compensation Committee members determined. After reviewing the information provided by the Chief Financial Officer, the Compensation Committee elected to award discretionary amounts of short term incentive compensation to each Senior Officer. The Committee made its discretionary award in light of the successful sale of certain UW Trust Company assets in June 2009 and management’s success in managing our Company in exceptionally stressful economic circumstances.

2009 Equity Based Compensation
In 2009, the following restricted stock awards were made to Named Executive Officers by the Compensation Committee under the 2007 Equity Plan. These awards were granted by the Compensation Committee in May 2009.

Name	Restricted Stock Grant
Guy A. Gibson	20,249 shares
Scot T. Wetzel	25,601 shares
William D. Snider	20,249 shares
Michael J. McCloskey	20,249 shares
The granting of equity-based compensation to Named Executive Officers, employees, directors and consultants has generally been made annually. Typically, we make annual grants of equity-based compensation to our Named Executive Officers and employees. Named Executive Officers and other employees may also receive stock options at or near the time of their hire. We believe that grants of equity-based compensation serve as effective long term incentives for Named Executive Officers that encourage them to remain with the Company and continue to excel in their performance.
2008 Retirement Health & Welfare Benefits
In 2008, the Compensation Committee established the Executive Long Term Disability Plan as described above and our Named Executive Officers participate in such plan. The Compensation Committee did not grant any other supplemental retirement, health or welfare benefits to any of the Named Executive Officers during 2009. We will continue to monitor and evaluate the compensation being paid to executives of the other companies in the Peer Group to determine whether it would be appropriate to grant any such benefits to the Company’s Named Executive Officers.
Severance Plan
The Company has no severance plan in place for any of its Named Executive Officers except for Mr. Wetzel prior to his resignation, as described below.
Our Compensation Policies and Practices as They Relate to the Company’s Risk Management
The incentive and other compensation programs for our Named Executive Officers are described in detail below. In addition to the incentive compensation programs we provide to our Named Executive Officers, we provide incentive compensation programs to certain of our community bankers, certain of our Small Business Administration loan group (collectively, “Lenders”) and to the Chief Executive Officer of UW Trust Company, our wholly owned, non-depositary trust company (the “Trust Company Chief Executive Officer”).
Our incentive compensation programs for Lenders and the Trust Company Chief Executive Officer are subject to modification from time to time by us and we adjust such incentive compensation plans as necessary to conform to our annual business plan and goals. With regard to our Lenders, certain of their incentive compensation is directly related to volumes of loan and deposit production. With regard to our Trust Company Chief Executive Officer, incentive compensation is directly related to deposit production. In both instances we believe that the offsetting checks and balances we have in place, through independent review of all loans by the various credit approval committees of our Bank and, with regard to deposit generation, from the discipline inherent in our asset and liability management committee at our Bank, serve as mitigating factors properly controlling incentive compensation based risks within our Company.
Taken as a whole and after considering our non-Named Executive Officers incentive compensation plans and the offsetting procedures in place to protect our Company and our other subsidiaries, we have concluded that none of our incentive compensation plans create risks that are reasonably likely to have a material adverse effect on us.

Employment Agreements and Arrangements
On December 31, 2008, we entered into an employment agreement with Scot T. Wetzel, our former President and Chief Executive Officer, effective October 15, 2008 (the “Agreement”). As discussed below, this Agreement has been terminated. The Agreement superseded and replaced the prior employment agreement between the Company and Mr. Wetzel effective January 11, 2006. The Agreement provided that Mr. Wetzel would serve as the Company’s President and Chief Executive Officer for a three-year period commencing on the effective date of the Agreement, October 15, 2008, or until the Company terminates his employment or he resigns, if earlier. Under the Agreement, Mr. Wetzel’s salary increased from $375,000 to $400,000 per annum. In addition, Mr. Wetzel was eligible to participate in the Company’s employee benefit plans and other benefits provided in the same manner and to the same extent as the Company’s other executive officers, and was entitled to participate in the Company’s Executive Incentive Plan.
Pursuant to the terms of the Agreement, the Company and Mr. Wetzel also entered into an indemnification agreement, a copy of which is attached as an exhibit to the Agreement and described under “Indemnification Agreements” below.
Effective April 30, 2010, Mr. Wetzel voluntarily resigned from his positions as Chief Executive Officer and President of our Company and as Chairman of the Board, Chief Executive Officer and President of United Western Bank pursuant to a “Termination by Executive” under paragraph 5 of the Agreement. This action by Mr. Wetzel terminated the Agreement. Pursuant to Mr. Wetzel’s resignation, we owed him no more than normal salary payments and other de minimus amounts under the Agreement at the time of his resignation. Immediately following his resignation from the above described positions under the terms of the Agreement, we appointed Mr. Wetzel as an employee of the Company and as Corporate Development Officer, a non-executive officer position, for United Western Bank pursuant to which Mr. Wetzel is an employee at will. We will continue to reimburse Mr. Wetzel for certain reasonable legal expenses incurred by him in connection with the termination of the Agreement and for normal business expenses incurred by Mr. Wetzel on behalf of the Company or United Western Bank.
Change in Control Agreements
We have no Change in Control Agreements with any of the Named Executive Officers of the Company or with any other employee of the Company other than the provisions of Mr. Wetzel’s previous employment agreement, discussed above.
Indemnification Agreements
We have no indemnification agreements with any of the Named Executive Officers of the Company or with any other employee of the Company except for Mr. Wetzel with whom we entered into an indemnification agreement in connection with his employment agreement and as a condition to his continued service to the Company in 2008. That indemnification agreement requires us to, among other things, indemnify Mr. Wetzel against certain liabilities that may arise by reason of his status or service as a director or officer of the Company, to advance his expenses incurred as a result of a proceeding as to which he may be indemnified and to cover him under any directors’ and officers’ liability insurance policy we maintain. This indemnification agreement is intended to provide indemnification rights to the fullest extent permitted under applicable indemnification rights statutes in the State of Colorado and to be in addition to any other rights he may have to indemnification under the Company’s Articles of Incorporation, Bylaws and applicable law. Our indemnification agreement with Mr. Wetzel continues in full force and effect notwithstanding his resignation under his employment agreement as described above.
In addition, the Company’s Articles of Incorporation and Bylaws provide that the Company must indemnify its directors, officers and employees to the fullest extent permitted by Colorado law, including those circumstances in which indemnification would otherwise be discretionary. Colorado law generally permits a corporation to provide indemnification if the individual: (i) acted in good faith; and (ii) reasonably believed that, in the case of conduct in an official capacity, such conduct was in the corporation’s best interests and, in all other cases, that such conduct was at least not opposed to the corporation’s best interest. Under Colorado law, a corporation may not provide indemnification in connection with a proceeding by or in the right of the corporation if the individual is adjudged to be liable to the corporation, or, in connection with any other proceeding, if the individual is adjudged liable on the basis that he or she derived an improper personal benefit.

Stock Ownership Guidelines
The Board of Directors, upon the Compensation Committee’s recommendation, adopted Stock Ownership Guidelines for our Named Executive Officers and independent Directors to ensure that they have a meaningful economic stake in the Company (the “Guidelines”). The Guidelines are designed to satisfy an individual Named Executive Officer’s need for portfolio diversification, while maintaining management stock ownership at levels high enough to assure our shareholders of management’s commitment to value creation.
The Compensation Committee will annually review each Named Executive Officer’s compensation and stock ownership levels for adherence to the Guidelines and to consider potential modifications of or exceptions to the Guidelines. The CEO is responsible for day-to-day monitoring of the NEOs’ compliance with the Guidelines. Only the Compensation Committee or the CEO can approve deviations from the Guidelines. The Guidelines currently recommend that the following Named Executive Officers have direct ownership of our common stock in at least the following amounts:
Stock Ownership Level

Officer Positions	Multiple of Salary
Chief Executive Officer	3x
Chief Financial Officer, Chief Operating Officer and Chief Accounting Officer	1x
Stock ownership under the Guidelines is measured based upon the acquisition cost of shares of our stock as the NEOs acquire such shares.
The Guidelines encourage the Named Executive Officers to comply with the Guidelines by the later of February 13, 2010 or three years after the date appointed to a position subject to the Guidelines.
Tax Implications of Executive Compensation
Section 162(m) of the Code places a limit of $1,000,000 on the amount of compensation that may be deducted by the Company in any year with respect to the CEO or any other Named Executive Officer unless the compensation is performance-based compensation as described in Section 162(m) and the related regulations. We have qualified certain compensation paid to Named Executive Officers for deductibility under Section 162(m), including (i) certain amounts paid under the 2001 Matrix Bancorp, Inc. Executive Incentive Plan, (ii) certain compensation expense related to options granted pursuant to the 1996 Amended and Restated Employee Stock Option Plan, the 2006 Employee Stock Option Plan and the 2007 Equity Incentive Plan. We may from time to time pay compensation to our Named Executive Officers that may not be deductible under Section 162(m), including discretionary bonuses or other types of compensation outside of our plans.
Although equity awards may be deductible for tax purposes by the Company, the accounting rules pursuant to FAS 123(R) require that the portion of the tax benefit in excess of the financial compensation cost be recorded to paid-in-capital.

COMPENSATION COMMITTEE REPORT
The Compensation Committee held ten (10) meetings during calendar year 2009. The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management. Based upon such review, the related discussions and such other matters deemed relevant and appropriate by the Compensation Committee, the Compensation Committee has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this annual report.
Compensation Committee of the Board of Directors
Lester Ravitz — Chairman
James H. Bullock
Bernard C. Darré
Jeffrey R. Leeds
Robert T. Slezak
Notwithstanding any SEC filing by the Company that includes or incorporates by reference other SEC filings in part or in their entirety, this Compensation Committee Report shall not be deemed to be “filed” with the SEC except as specifically provided otherwise therein.
EXECUTIVE COMPENSATION — SUMMARY COMPENSATION TABLE
The following table sets forth for each of the Named Executive Officers: (i) the dollar value of base salary and bonus earned during the years ended December 31, 2009, 2008 and 2007; (ii) the aggregate grant date fair value of stock and option awards granted during the year, computed in accordance with ASC Topic 718 — “Compensation — Stock Compensation;” (iii) the dollar value of earnings for services pursuant to awards granted during the year under non-equity incentive plans; (iv) the change in pension value and non-qualified deferred compensation earnings during the year; (v) all other compensation for the year; and, finally, (vi) the dollar value of total compensation for the year. Information representing changes in pension value and non-qualified deferred compensation is omitted because the amount for all individuals in respect to such items is zero dollars

Summary Compensation Table — Named Executive Officers

					Nonequity
Name & Principal			Stock	Option	Incentive Plan	All Other
Position	Year	Salary	Awards(1)	Awards (2)	Compensation	Compensation	Total
Guy A. Gibson (3)	2009	$318,000	$191,151	$—	$211,152	$7,350	$727,653
Chairman of the Board	2008	300,000	146,870	—	310,320	6,900	764,090
	2007	300,000	—	—	375,000	6,750	681,750

Scot T. Wetzel (4)	2009	400,000	241,673	—	265,000	60,619	967,292
President & CEO	2008	380,208	115,634	28,032	389,784	59,710	973,368
	2007	375,000	188,269	—	468,750	45,510	1,077,529

William D. Snider (5)	2009	318,000	191,151	—	211,152	56,827	777,130
Chief Financial Officer	2008	300,000	55,955	52,369	310,320	48,427	767,071
	2007	300,000	121,037	285,128	369,000	36,010	1,111,175

Michael J. McCloskey (6)	2009	318,000	191,151	—	211,152	34,607	754,910
Chief Operating Officer	2008	300,000	57,549	44,713	310,320	31,507	744,089
	2007	300,000	121,037	—	306,000	23,090	750,127

Benjamin C. Hirsh (7)	2009	212,000	—	—	67,500	52,686	332,186
Chief Accounting Officer	2008	200,000	35,800	15,227	73,250	39,392	363,669
	2007	200,000	21,465	23,286	85,000	32,960	362,711

(1)
For each of the restricted stock grants, the value shown is based on the fair value at the date of grant determined in accordance with ASC Topic 718. See the Company’s Annual Report for the year ended December 31, 2009 for a complete description of the ASC Topic 718 valuation disclosures.

(2)
For each of the stock option grants, the value shown is the fair value at the date of grant determined in accordance with ASC Topic 718. The cost of these options is also included in the Company’s financial statements in accordance with ASC Topic 718. See the Company’s Annual Report for the year ended December 31, 2009 for a complete description of the ASC Topic 718 valuation disclosures. The actual number of awards granted is shown in the “Grants of Plan Based Awards” table included in this filing.

(3)	Mr. Gibson received $7,350 as the Company contribution to his 401(k) Plan.

(4)
Effective April 30, 2010, Mr. Wetzel resigned as our President and Chief Executive Officer, along with all other positions with the Company and United Western Bank, and accepted a position as an employee of the Company and Corporate Development Officer of United Western Bank, both non-executive officer positions. Mr. Wetzel received $7,350 as the Company contribution to his 401(k) Plan, director fees in the amount of $36,100 for services as a Director of United Western Bank, $9,000 annual car allowance, annual parking of $2,460, club fees of $2,700, and long-term disability premiums of $3,009 for a total of $60,619 in “all other compensation.”

(5)
Effective April 15, 2010, Mr. Snider retired as Chief Financial Officer and from all other day-to-day roles with the Company and its subsidiaries. Mr. Snider will continue to serve as a director of the Company. Mr. Snider received $7,350 as the Company contribution to his 401(k) Plan, $36,100 and $8,000 for acting as a director of United Western Bank and UW Trust Company, respectively, both affiliates of the Company, annual parking of $2,460, and long-term disability premiums of $2,917, for a total of $56,827 in “all other compensation.”

(6)
Mr. McCloskey received $7,350 as the Company contribution to his 401(k) Plan, $16,000 for acting as a director of UW Trust Company, an affiliate of the Company, annual parking of $2,460, club fees of $5,880, and long-term disability premiums of $2,917, for a total of $34,607 in “all other compensation.”

(7)
Mr. Hirsh received $7,350 as the Company contribution to his 401(k) Plan, $39,100 for acting as a director of United Western Bank, an affiliate of the Company, annual parking of $2,460, continuing education and professional license fees of $844, and long-term disability premiums of $2,932, for a total of $52,686 in “all other compensation.”

GRANT OF PLAN-BASED AWARDS TABLE
The following table sets forth information regarding all incentive plan awards that were made to the Named Executive Officers during 2009, including the incentive plan awards (equity based and non-equity based) and other plan-based awards. Disclosure on a separate line item is provided for each grant of an award made to a named executive officer during the year. The information supplements the dollar value disclosure of stock, option and non-stock awards in the Summary Compensation Table by providing additional details about such awards. The columns for equity incentive-based awards, which are awards subject to a performance condition or a market condition as those terms are defined by ASC Topic 718 and nonequity incentive plan awards, which are awards that are not subject to ASC Topic 718 and are intended to serve as an incentive for performance to occur over a specified period, are omitted because the amounts are zero dollars.
In the table below, “Estimated Future Payouts Under Nonequity Incentive Plan Awards” and “Estimated Future Payouts Under Equity Incentive Plan Awards” have been omitted, as the value for Threshold, Target and Maximum in each of those categories is zero.

		Restricted Stock
Name	All Other Stock Awards (#)(1)	Grant Date
Guy A. Gibson	20,249	May 7, 2009
Scot T. Wetzel	25,601	May 7, 2009
William D. Snider	20,249	May 7, 2009
Michael J. McCloskey	20,249	May 7, 2009
Benjamin C. Hirsh	—	—

(1)	Represents grant of restricted stock under the 2007 Equity Incentive Plan. Stock vests annually over five years. All stock awards reported in this table were awarded on May 7, 2009.

(2)	Represents options granted under the stock option matching program and the 2007 Equity Incentive Plan. See discussion regarding 2007 Equity Incentive Plan below.

(3)	The exercise price for each stock option is the closing stock price on the date of grant. See discussion regarding 2007 Equity Incentive Plan below.
Below are the material factors necessary to understand the information in both the Summary Compensation Table and the Grants of Plan-Based Awards Table.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE
The following table sets forth information on outstanding option and stock awards held by the Named Executive Officers at December 31, 2009, including the number of shares underlying both exercisable and unexercisable portions of each stock option as well as the exercise price and the expiration date of each outstanding option. Note that the column representing “Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested” has not been included in the table as the value was zero.

	Option Awards						Stock Awards
								Equity
								incentive
								plan
			Equity					awards:
			incentive					number of
			plan awards:				Market	unearned
	Number of	Number of	number of			Number of	value of	shares,
	securities	securities	securities			shares or	shares or	units or
	underlying	underling	underlying			units of	units of	other
	unexercised	unexercised	unexercised	Option	Option	stock that	stock that	rights that
	options	options un-	earned	exercise	expiration	have not	have not	have not
Name	exercisable	exercisable(1)	options	price	date	vested(2)	vested(3)	vested
Guy A. Gibson	—	—	—	$—	—	26,813	$74,004	26,813

Scot T. Wetzel	120,000	80,000	200,000	19.00	1/11/2016	35,547	98,110	35,547
	551	2,205	2,756	17.90	3/31/2018
	1,280	5,120	6,400	11.92	8/4/2018

William D. Snider	24,000	16,000	40,000	19.00	1/19/2016	25,822	71,269	25,822
	300	200	500	22.75	3/10/2016
	18,000	27,000	45,000	20.40	2/13/2017
	3,732	2,480	9,330	21.30	10/5/2017
	2,480	9,920	12,400	17.09	5/1/2018
	400	1,600	2,000	11.92	8/4/2018

Michael J. McCloskey	64,285	42,858	107,143	19.00	1/11/2016	25,893	71,465	25,893
	1,588	6,352	7,940	17.90	3/31/2018
	427	1,709	2,136	17.31	5/15/2018
	399	1,599	1,998	11.92	8/4/2018

Benjamin C. Hirsh	3,000	2,000	5,000	20.76	1/26/2016	2,144	5,917	2,144
	2,000	3,000	5,000	21.30	10/5/2017
	776	3,104	3,880	17.90	3/31/2018

(1)
All options for the Named Executive Officers vest over a period of five years, with the first 20% vesting one year after the date of grant. The options are exercisable for 10 years, and expire on the date 10 years from the date of grant.

(2)	Grants of restricted stock for the Named Executive Officers vest over a period of five years.

(3)
For each of the unvested restricted stock grants, the value shown is based on the closing price of the Company’s stock on December 31, 2009 ($2.76), multiplied by the number of unvested restricted shares.

OPTION EXERCISES AND STOCK VESTED TABLE
The following table sets forth information regarding the number of equity awards that were vested during fiscal year 2009. No information is given for the exercise of stock options since none of the named parties exercised any stock options in 2009.

	Restricted Stock
	Number of Shares	Value Realized
Name	Acquired on Vesting	Upon Vesting
Guy A. Gibson	1,641	$8,008	(1)

Scot T. Wetzel	1,593	7,949	(2)
	1,292	6,305	(1)

William D. Snider	1,024	5,110	(2)
	625	3,050	(1)

Michael J. McCloskey	1,024	5,110	(2)
	643	3,138	(1)

Benjamin C. Hirsh	182	908	(2)
	400	1,952	(1)

(1)
The value realized upon vesting is derived by multiplying the number of shares acquired on vesting by the closing price of UWBK common stock on March 31, 2009 ($4.88), the date on which the restriction on the shares expired.

(2)
The value realized upon vesting is derived by multiplying the number of shares acquired on vesting by the closing price of UWBK common stock on March 19, 2009 ($4.99), the date on which the restriction on the shares expired.

PENSION BENEFITS
The table disclosing the actuarial present value of each Named Executive Officer’s accumulated benefit under defined benefit plans, the number of years of credited service under each such plan, and the amount of pension benefits paid to each Named Executive Officer during the year is omitted because the Company does not have a defined benefit plan for Named Executive Officers. The only retirement plan available to Named Executive Officers in 2009 was the Company’s qualified 401(k) savings and retirement plan, which is available to all employees.
NON-QUALIFIED DEFERRED COMPENSATION
The table disclosing contributions to non-qualified defined contributions and other deferred compensation plans, each Named Executive Officer’s withdrawals, earnings and fiscal year end balances in those plans is omitted because, in 2009 the Company had no non-qualified deferred compensation plans or benefits for executive officers or other employees of the Company.
POTENTIAL PAYMENTS UPON A TERMINATION OR CHANGE IN CONTROL
Employment Agreement with Scot T. Wetzel
Mr. Wetzel is the only Named Executive Officer who had an employment agreement with the Company. As discussed in “Compensation Discussion and Analysis — Employment Agreements and Arrangements” above, Mr. Wetzel has resigned under the terms of his employment agreement. Accordingly, we no longer have any potential payment obligation upon a termination or change in control applying to any of our Named Executive Officers.
No other Named Executive Officer is under any agreement that allows for the Named Executive Officer to receive potential payments and other benefits, including perquisites, that would be payable to that person in the event of a termination, change in control or a change in the person’s responsibilities.

2007 EQUITY INCENTIVE PLAN
On May 17, 2007, the shareholders approved the 2007 Equity Incentive Plan, which the Board of Directors subsequently amended on December 17, 2008, to make minor revisions for purposes of complying with Section 409A of the Internal Revenue Code of 1986, as amended (the “2007 Equity Plan”). The 2007 Equity Plan provides for the grant of future equity and cash based awards to officers, directors, employees, consultants and other persons providing services to the Company. Under our previous equity-based compensation plan, the Amended and Restated 1996 Employee Stock Option Plan (the “1996 Plan”), only the granting of stock options was permitted. Under the 2007 Equity Plan, awards may consist of stock options, stock appreciation rights, restricted stock awards, performance units, supplemental cash payments or any combination thereof. The Company does not intend to issue additional options pursuant to the 1996 Plan. Any future equity based compensation is expected to be issued pursuant to the 2007 Equity Plan.
The primary purpose of the 2007 Equity Plan is to further the growth in earnings and market appreciation of the Company by providing long-term incentives to officers, directors, employees and other persons providing services to the Company. The Company believes that the long-term incentives provided by the 2007 Equity Plan will help the Company recruit, retain and motivate its officers, directors, employees, consultants and other persons who provide important services to the Company.
Our equity compensation program is a vital element of our drive to identify, develop and motivate the high-potential leaders who will sustain our performance as we continue our focus on community banking. It also reinforces in the Company the entrepreneurial environment and spirit of a small company by providing real incentives for our employees to sustain and enhance the Company’s long-term performance. Both the Senior Officers and the Compensation Committee believe that the superior performance of these individuals will contribute significantly to the Company’s future success.
While various persons are involved in the equity granting process, the Compensation Committee makes all awards of equity grants to Named Executive Officers and to employees, directors and consultants of the Company. The Compensation Committee, with the assistance of the General Counsel and the Company’s Senior Vice President of Human Resources, oversees the equity grant practices and administration of the 2007 Equity Plan. The Chief Accounting Officer has established procedures that provide for consistency and accuracy in determining the fair market value of restricted stock grants, and stock options and the expense regarding the stock option grants in compliance with accounting guidance.
Equity-based grants are made at Compensation Committee meetings scheduled in advance to meet appropriate deadlines for compensation-related decisions. Our consistent practice is that the exercise price for every stock option is the closing price on the Nasdaq Stock Market on the date of grant.
Generally, the restriction on restricted stock grants lapse 20% per year over five years. Similarly, stock option grants typically vest at the rate of 20% per year over five years. There is a limited term in which the Named Executive Officers can exercise stock options, known as the “option term.” The option term is generally ten years from the date of grant. At the end of the option term, the right to purchase any unexercised options expires. Option holders generally forfeit any unvested options if their employment with us terminates. Similarly, upon termination of employment, any restricted stock is similarly forfeited.
In August of 2007, the Company implemented a stock purchase option matching program pursuant to the 2007 Equity Plan. Under this program all employees of the Company, as well as members of the board of directors of the Company and its affiliates, may receive two matching options for every qualifying share purchased. The maximum value of qualifying share purchases is subject to an annual cap, as well as other terms relating to vesting and forfeiture. All grants of matching options are made at the discretion of the Compensation Committee.

EMPLOYEE STOCK PURCHASE PLAN
Beginning in 2007, the Company re-implemented its Employee Stock Purchase Plan. The Company had previously suspended the plan for several years. The purpose of this tax-qualified plan is to encourage and enable eligible employees at all levels to purchase our stock at a discounted rate, thereby keeping the employees’ interests aligned with the interests of the shareholders. The Named Executive Officers may participate in this plan on the same basis as all other eligible employees.
Subject to IRS limits, eligible employees may elect to contribute on an after-tax basis, up to 25% of their base annual pay to purchase our Common Stock at a 15% discount to the market price. Under applicable tax law, no participating employee may purchase more than $25,000 in market value (based on the market value of the Company’s stock on the annual plan commencement date) of Company stock in any calendar year.
COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
The Compensation Committee consists of Messrs. Ravitz (Chairman), Slezak, Leeds, Darré and Dr. Bullock, all of whom are independent non-management directors. None of the Compensation Committee members has served as an officer or employee of the Company and none of the Company’s executive officers have served as a member of a compensation committee or board of directors of any other entity, which has an executive officer serving as a member of the Company’s Board of Directors.
COMPENSATION OF DIRECTORS
The Company uses a combination of cash and stock-based incentive compensation to attract and retain qualified candidates to serve on the Board. In setting director compensation, the Company considers the significant amount of time that directors expend in fulfilling their duties to the Company as well as the skill level required by the directors. Similar to executive officers, directors are asked to comply with the Company’s Stock Ownership Guidelines. Within three years after joining the Board, each director should own shares of the Company’s stock with an aggregate value of at least three times the annual cash retainer.
One director was absent from one of the 17 regular and special Board meetings held in 2009.
Fiscal Year Ended December 31, 2009 Director Compensation
The table below sets forth cash and equity compensation paid to members of the Board who are not employees of the Company for the fiscal year ended December 31, 2009. Compensation paid to Mr. Gibson as Chairman of the Board, as well as the compensation of Messrs. Wetzel, Snider and McCloskey, is set forth in the Summary Compensation Table for Named Executive Officers. Directors who are employees of the Company receive no additional compensation for their service as directors of the Company.

Summary Compensation Table — Independent Directors

		Fees Earned
	Fees Earned	Paid in Stock	Option		All Other
Name	Paid in Cash	Awards (1)	Awards		Compensation	Total

James H. Bullock (3)	$36,300	$31,200	$—		$45,850	$113,350
Jeffrey R. Leeds (4)	34,300	28,200	14,200	(2)	—	76,700
Lester Ravitz (5)	36,300	31,200	—		—	67,500
Robert T. Slezak (6)	37,300	34,200	51,520	(2)	—	123,020
Bernard C. Darré (7)	35,050	28,200	—		44,225	107,475

(1)
Independent directors receive 60% of their board and committee fees in shares of the Company’s common stock. These awards are made on the first business day of each calendar quarter at a value per share equal to the closing price of our stock on the immediately preceding business day.

(2)
In valuing the directors’ 2009 option grants, these options are part of the stock option matching program the Company put in place to compensate employees and directors willing to invest in the Company. Such options have a ratable five year vesting period, utilize the same exercise multiple as those options granted to Named Executive Officers of 2.04, and assume an attrition rate of 10%.

(3)
Compensation paid to Dr. Bullock includes $36,300 director fees earned and paid in cash during 2009, $31,200 director fees paid in the form of 5,221 shares of Company common stock, and $45,850 paid to Dr. Bullock for his services as a director of United Western Bank.

(4)
Compensation paid to Mr. Leeds includes $34,300 director fees earned and paid in cash in 2009, and $28,200 director fees paid in the form of 4,720 shares of Company common stock. Mr. Leeds also received a grant of 20,000 stock options in 2009 as part of the stock option matching program the Company put in place to compensate employees and directors willing to invest in the Company. See discussion regarding 2007 Equity Plan above.

(5)	Compensation paid to Mr. Ravitz includes $36,300 director fees earned and paid in cash in 2009, and $31,200 director fees paid in the form of 5,221 shares of Company common stock.

(6)
Compensation paid to Mr. Slezak includes $37,300 director fees earned and paid in cash in 2009, and $34,200 director fees paid in the form of 5,724 shares of Company common stock. Mr. Slezak also received a grant of 16,000 stock options in 2009 as part of the stock option matching program the Company put in place to compensate employees and directors willing to invest in the Company. See discussion regarding 2007 Equity Plan above.

(7)
Compensation paid to Mr. Darré includes $35,050 director fees earned and paid in cash during 2009, $28,200 director fees paid in the form of 4,720 shares of Company common stock, and $44,225 paid to Mr. Darré for his services as a Director of United Western Bank.

Members of the Board who are not employees of the Company are entitled to receive an annual retainer of: (i) $47,000 for Board members who do not chair a committee; (ii) $57,000 for the Audit Committee Chairperson; (iii) $52,000 for the Compensation Committee Chairperson and (iv) $52,000 for the Nomination and Governance Committee Chairperson. Annual retainer fees are paid quarterly to the independent directors as follows: 60% in Company stock and 40% in cash. Each director who is not an employee of the Company also receives: (i) an attendance fee for scheduled Board meetings of $2,000 per meeting; (ii) a fee of $250 for each limited agenda board meeting held telephonically; (iii) a $1,000 fee for each full Board meeting held telephonically; and (iv) a $250 fee for each committee meeting held telephonically (and which is not held concurrently with a Board meeting). Directors are also reimbursed for reasonable out-of-pocket expenses incurred in fulfilling their duties as members of the Board and Committees of the Company.
Grants of Plan-Based Awards to Independent Directors in Fiscal 2009
Information for threshold, target, and maximum amounts for estimated future payouts under non-equity incentive plan awards and estimated future payouts under equity incentive plan awards in the table below have been omitted, as the value is zero.

				Exercise or Base
				Price of Option
	All Other Stock	Option	All Other Option	Awards
Name	Awards (#) (1)	Grant Date	Awards (#) (2)	(Price/Share)
James H. Bullock	5,221	N/A	—	N/A
Robert T. Slezak	5,724	05/07/2009	16,000	$9.44
Lester Ravitz	5,221	N/A	—	N/A
Jeffrey R. Leeds	4,720	12/17/2009	20,000	$2.72
Bernard C. Darré	4,720	N/A	—	N/A

(1)
Independent directors receive 60% of their quarterly retainer amounts in shares of our common stock issued as of the first business day of each calendar quarter at a value equal to the closing price of our common stock reported as of the immediately preceding business day. See disclosure above under Fiscal Year Ended December 31, 2009 Director Compensation.

(2)
Options granted pursuant to a stock option matching program whereby directors may be granted an option to purchase two shares of stock for every one share of qualifying stock purchased, up to a maximum grant of $75,000 annually. These options vest 20% per year over five years, with the first vesting date being the anniversary date of the date of grant.

Outstanding Equity Awards at December 31, 2009 Year-End — Independent Directors
Columns reflecting “Market value of shares or units of stock that have not vested,” “Equity incentive plan awards: number of unearned shares, units or other rights that have not vested,” and “Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested” in the table below have been eliminated, as the value is zero.

				Equity
				incentive
				plan
				awards:
	Number of	Number of		number of			Number of
	securities	securities		securities			shares or
	underlying	underlying		underlying			units of
	unexercised	unexercised		unexercised	Option	Option	stock that
	options	options		earned	exercise	expiration	have not
Name	exercisable	unexercisable		options	price	date	vested(1)
James H. Bullock	2,500	—		2,500	$22.95	6/15/2016	—
	800	1,200	(1)	2,000	21.30	10/5/2017	1,200
	400	1,600	(1)	2,000	11.92	8/4/2018	1,600

Jeffrey R. Leeds	5,000	—		5,000	19.90	11/9/2016	—
	—	20,000		20,000	2.72	12/17/2019	20,000

Lester Ravitz	2,500	—		2,500	22.95	6/15/2016	—
	400	600	(1)	1,000	20.17	12/17/2017	600

Robert T. Slezak	2,500	—		2,500	22.95	6/15/2016	—
	2,733	4,101	(1)	6,834	21.30	10/5/2017	4,101
	1,680	6,720	(1)	8,400	17.90	3/31/2018	6,720
	—	16,000		16,000	9.44	5/7/2019	16,000

Bernard C. Darré	200	300	(1)	500	20.17	12/17/2017	300
	100	400	(1)	500	18.89	2/8/2018	400
	700	2,800	(1)	3,500	11.92	8/4/2018	2,800

(1)	Options vest 20% per year over a five year period, commencing one year from date of grant.
Option Exercises and Stock Vested for the Fiscal Year 2009 — Independent Directors
No director exercised any options during 2009, and therefore, the columns reporting such acquisition have been eliminated from the table below.

	Stock Awards(1)
	Number of shares acquired
Name	on vesting	Value realized on vesting
James H. Bullock	5,221	$31,200
Bernard C. Darré	4,720	28,200
Jeffrey R. Leeds	4,720	28,200
Lester Ravitz	5,221	31,200
Robert T. Slezak	5,724	34,200

(1)	Stock awarded quarterly to directors during 2009 as part of their annual director compensation package. These shares vest immediately upon grant.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Securities Authorized for Issuance Under Equity Compensation Plans
The following table provides information as of December 31, 2009 regarding compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance. For further information, see Note 14 to the consolidated financial statements included in the Company’s annual report on Form 10-K.

Number of securities
remaining available
for future issuance
	Number of securities	Weighted average	under equity
	to be issued upon	exercise price of	compensation plans
	exercise of outstanding	outstanding	(excluding securities
	options, warrants and	options, warrants	reflected in column
Plan Category	rights	and rights	(a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	1,072,422	$18.37	615,029
Equity compensation plans not approved by security holders	—	—	—
Total	1,072,422	$18.37	615,029

(1)
Column (a) includes the options granted under the 1996 Amended and Restated Stock Option Plan, the 2006 Special Stock Option Plan and the 2007 Equity Plan. Column (c) includes 499,181 shares that are available for future issuance under the 2007 Equity Plan and 115,848 shares that are available under the Company’s 1996 Employee Stock Purchase Plan (“ESPP”). There are no shares remaining under the 2006 Special Stock Option Plan. There are 388,590 shares that are available under the Company’s 1996 Amended and Restated Stock Option Plan. These shares have been excluded from column (c) as management and the Board of Directors intends to make all prospective equity incentive awards from the 2007 Equity Plan. Column (a) does not include securities approved by shareholders under the Company’s ESPP, which has a shareholder approved reserve of 400,000 shares. Under the ESPP, each eligible employee may purchase a limited number of shares of common stock at annual intervals each year at a purchase price per share equal to 85% of the fair market value of the Company’s common stock as of either the beginning or ending date of the annual purchase period. Under the ESPP 18,308 shares, 26,634 shares, and 29,157 shares were issued in 2007, 2008, and 2009, respectively.

Ownership of Common Stock by Principal Shareholders and Management
The following table sets forth information regarding the beneficial ownership of Common Stock by: (i) each person known by the Company to own beneficially five percent or more of the outstanding Common Stock; (ii) each of the Company’s directors and each of the Company’s executive officers named in the Summary Compensation Table; and (iii) all directors and executive officers of the Company as a group. Unless otherwise indicated, the information in the table is given as of April 26, 2010, including stock options that may be exercised and restricted stock that may vest within 60 days of April 26, 2010, and the address of each person listed in the following table is 700 17th Street, Suite 2100, Denver, Colorado 80202.

			Percent of
Beneficial Owner	Common Shares(1)		Common Shares(2)

Directors and Officers
Guy A. Gibson	1,314,180	(3)	4.47%
Scot T. Wetzel	196,971	(4)	*
William D. Snider	102,676	(5)	*
Michael J. McCloskey	121,170	(6)	*
Benjamin C. Hirsh	18,118	(7)	*
James H. Bullock	22,921	(8)	*
Bernard C. Darré	16,890	(9)	*
Jeffrey R. Leeds	39,399	(10)	*
Lester Ravitz	20,004	(11)	*
Robert T. Slezak	53,058	(12)	*
All directors and executive officers as a group (ten persons comprised of those directors and executive officers named above)	1,905,386		6.49%

5% Shareholders
William Blair & Company, LLC	2,924,424	(13)	9.95%
222 West Adams Street Chicago, IL 60606

Thomson Horstmann & Bryant, Inc.	2,034,300	(14)	6.92%
Park 80 West, Plaza One Saddle Brook, NJ 07663

Clover Partners, LP	1,977,014	(15)	6.73%
2100 McKinney Avenue Suite 1500 Dallas, TX 75201-6928

Mendon Capital Advisors Corp.	1,794,360	(16)	6.11%
150 Allens Creek Road Rochester, New York 14618

*	Indicates ownership of less than 1% of the Company’s Common Stock.

(1)
Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Except as indicated in the footnotes to this table and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned.

(2)	Percentages are based on 29,381,220 shares of Common Stock issued and outstanding on April 26, 2010.

(3)	Amount excludes 21,122 shares of shares of restricted stock subject to vesting. Mr. Gibson has pledged 1,297,531 of his shares.

(4)
Includes 6,800 shares owned directly, 9,163 shares in an IRA account, 1,378 shares in Mr. Wetzel’s 401(k), 7,043 shares owned jointly with Mr. Wetzel’s spouse, and 2,200 shares owned by Mr. Wetzel’s children under the Uniform Gift to Minors Act. Mr. Wetzel has pledged 7,043 of his shares. Amount includes 162,382 shares of common stock issuable upon the exercise of stock options. Amount excludes (i) 46,774 shares of common stock issuable upon exercise of unvested stock options and (ii) 27,542 shares of restricted stock subject to vesting.

(5)
Includes 68,492 shares of common stock issuable upon the exercise of stock options. Amount excludes (i) 40,738 shares of common stock issuable upon exercise of unvested stock options and (ii) 20,123 shares of restricted stock subject to vesting.

(6)
Includes 11,452 shares owned jointly with Mr. McCloskey’s spouse, 9,932 in two separate IRA accounts, restricted stock grants of 28,454 shares, and 1,235 shares owned through the Company’s Employee Stock Purchase Plan. Amount includes 90,143 shares of common stock issuable upon the exercise of stock options. Amount excludes (i) 29,074 shares of common stock issuable upon exercise of unvested stock options and (ii) 20,176 shares of restricted stock subject to vesting.

(7)
Includes 4,060 shares owned jointly with Mr. Hirsh’s spouse, 1,612 in an IRA account, restricted stock grants of 2,908 shares, and 3,549 shares owned through the Company’s Employee Stock Purchase Plan. Amount includes 7,552 shares of common stock issuable upon the exercise of stock options. Amount excludes (i) 6,328 shares of common stock issuable upon exercise of unvested stock options and (ii) 1,563 shares of restricted stock subject to vesting.

(8)	Amount includes 3,700 shares of common stock issuable upon the exercise of stock options. Amount excludes 2,800 shares of common stock issuable upon exercise of unvested stock options.

(9)
Does not include 38,315 shares held by Bow River Capital Fund L.P. and Bow River Capital Fund II L.P., which are managed by Bow River Capital Partners, of which Mr. Darré is a partner, of which Mr. Darré has disclaimed beneficial ownership on account of agreements between him and Bow River Capital Partners which remove from Mr. Darré any voting or dispositive power or influence over the shares. Amount includes 1,100 shares of common stock issuable upon the exercise of stock options. Amount excludes 3,400 shares of common stock issuable upon exercise of unvested stock options.

(10)	Amount includes 5,000 shares of common stock issuable upon the exercise of stock options. Amount excludes 20,000 shares of common stock issuable upon exercise of unvested stock options.

(11)
Includes 1,069 shares owned by the Lester & Susan N. Ravitz Joint Revocable Trust, and 16,035 shares owned individually. Amount includes 2,900 shares of common stock issuable upon the exercise of stock options. Amount excludes 600 shares of common stock issuable upon exercise of unvested stock options.

(12)
Includes 27,000 shares owned by the Robert T. Slezak Trust, Robert T. and Jane G. Slezak co-trustees, and 17,465 shares owned individually. Amount includes 8,593 shares of common stock issuable upon the exercise of stock options. Amount excludes 25,141 shares of common stock issuable upon exercise of unvested stock options.

(13)
Based on Schedule 13G for the period ended December 31, 2009, filed with the Commission on February 5, 2010. Represents 2,924,424 shares of Common Stock beneficially owned by William Blair & Company, LLC in its capacity as investment adviser on behalf of its clients. William Blair & Company, LLC has sole voting and dispositive power over all such shares.

(14)
Based on Schedule 13G for the period ended December 31, 2009, filed with the Commission on January 28, 2010. Represents 2,034,300 shares of Common Stock beneficially owned by Thomson Horstmann & Bryant, Inc. in its capacity as investment power on behalf of its clients. Thomson Horstman & Briant, Inc. has sole voting power over 1,721,700 of such shares and sole dispositive power over all such shares.

(15)
Based on Schedule 13G/A for the period ended December 31, 2009, filed with the Commission on February 8, 2010, on behalf of Clover Partners, L.P., the manager of a certain managed account (the “GP”); Clover Investments, L.L.C., the general partner of the GP (“Clover”) and Michael C. Mewhinney, the principal of Clover (collectively, the “Reporting Persons”), relating to 1,977,014 shares of Common Stock purchased by the GP on behalf of certain managed accounts and the Fund. Each of the Reporting Persons has sole voting and dispositive power over all such shares.

(16)	Based on Schedule 13G for the period ended December 31, 2009, filed with the Commission on February 16, 2010.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Certain Relationships and Related Transactions
On September 29, 2006, the Company entered into a co-location license agreement (the “LC Agreement”) with Legent Clearing LLC (“LC”) to share office space with LC located in Thornton, Colorado. The Company uses the office as a business continuity site. The LC Agreement provides, among other things, for an initial term of seven months at $3,000 per month, and a month-to-month basis thereafter at the same rate. On the same date, our subsidiary United Western Bank (the “Bank”) extended a $5 million line of credit (the “Loan”) to Legent Group, LLC (“LG”). LC is a wholly owned subsidiary of LG. Because Guy Gibson, the Company’s Chairman of the Board was an indirect 7% shareholder of LG and serves on LG’s Board of Directors, the Company’s Audit Committee (which is responsible for reviewing and approving all related party transactions) reviewed both the LC Agreement and the Loan. The Audit Committee determined that the monthly payments to LC pursuant to the LC Agreement were at market rates for the space to be used and, accordingly, that the terms of the LC Agreement are as fair as would have been obtained from an unaffiliated third party. The Audit Committee also determined that the Loan was fair and equitable and in the best interests of the Company. Based on these determinations, the Audit Committee approved both transactions and waived any potential violations of the provisions of the Company’s Code of Business Conduct and Ethics. In June 2007, the LC Agreement was amended to provide for a three year term ending April 30, 2010. In October 2008, the Loan was extended through October 1, 2010.
Director Independence
The Board of Directors consists of a majority of independent directors as such term is defined in the Marketplace Rules of the Nasdaq Stock Market (the “Nasdaq Marketplace Rules”). The Company has determined that each of Dr. Bullock and Messrs. Darré, Leeds, Ravitz, and Slezak are classified as independent directors under Nasdaq Marketplace Rules. Each member of the Company’s Compensation Committee, Nominating and Governance Committee, and Audit Committee is an independent director.
Item 14. Principal Accountant Fees and Services
Audit Fees, Audit Related Fees, Tax Fees and Other Fees
The Company paid McGladrey & Pullen, LLP, the Company’s independent registered public accounting firm for fiscal year 2007 and the first three quarters of 2008, and RSM McGladrey, Inc., an affiliate of McGladrey & Pullen, LLP, the following amounts for fiscal years 2009 and 2008:

	2009	2008
Audit Fees	$—	$474,000
Audit Related Fees (1)	—	90,000
Review of registration statement, Form 10-K/A, and issuance of consents	95,000	—

Total Audit and Related Fees	95,000	564,000
Tax Fees (2)	—	71,982
All Other Fees (3)	9,057	—

Total Fees	$104,057	$635,982

(1)	Audit Related Fees consisted principally of fees for audits of financial statements of the employee benefit plan and other compliance related procedures.

(2)	Tax Fees consisted of fees for tax compliance and tax consulting services, paid to RSM McGladrey, Inc., an affiliate of McGladrey & Pullen, LLP.

(3)	All Other Fees consisted of fees that were billed to the Company by McGladrey & Pullen for fees related to the change in accounting firms.
The Company incurred fees to Crowe Horwath LLP, the Company’s independent registered public accounting firm, the following amounts for fiscal years 2009 and 2008.

	2009	2008
Audit Fees	$576,950	$535,000
Audit Related Fees (1)	25,000	25,000
Review of registration statement and Form 10-K/A	132,754	—

Total Audit and Related Fees	734,704	560,000
Tax Fees (2)	31,700	44,000
All Other Fees	2,500	—

Total Fees	$768,904	$604,000

(1)	Audit related fees consisted principally of fees for audits of financial statements of the employee benefit plan and other compliance related procedures.

(2)	Tax fees consisted of fees for tax compliance and tax consulting services.
Audit Committee Pre-Approval Policies and Procedures
The Audit Committee has pre-approved audit related and non-audit services not prohibited by law to be performed by the Company’s independent registered public accounting firm and associated fees up to a maximum for any one non-audit service based on agreed upon hourly rates. The term of the pre-approval is 12 months from the date of pre-approval, unless the Audit Committee considers a different period and states otherwise. The Audit Committee has delegated to the Chair of the Audit Committee the authority to pre-approve a service not included in the general pre-approval and any proposed services exceeding pre-approved cost levels or budgeted amounts, provided that the Chair shall report any decisions to pre-approve such audit related or non-audit services and fees to the full Audit Committee at its next regular meeting. All of the services provided by McGladrey & Pullen, LLP and Crowe Horwath, LLP described above under the captions “Audit Related Fees” and “Tax Fees” were approved by the Audit Committee pursuant to its pre-approval policies.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)	No financial statements are filed with this Annual Report on Form 10K/A. These items were included as part of the original filing of our Annual Report on Form 10-K on March 15, 2010.
(b)	Exhibits

Exhibit
Number	Description

31.1	Certification by Guy A. Gibson pursuant to 18 U.S.C. Section I350; as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Benjamin C. Hirsh pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 30th day of April, 2010.

UNITED WESTERN BANCORP, INC.
Dated: April 30, 2010	/s/ Guy A. Gibson
Guy A. Gibson
Chairman of the Board (Principal Executive Officer)