Form 10-Q
period 2010-03-31
UNITED WESTERN BANCORP INC
filed 2010-05-04
CIK 944725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of Common Stock ($0.0001 par value) outstanding at the close of business on May 3, 2010 was 29,331,220 shares.

Part I — Financial Information
Item 1. Financial Statements — (Unaudited)
United Western Bancorp, Inc. and Subsidiaries
Consolidated Balance Sheets
(Unaudited)
(Dollars in thousands, except share information)

	March 31,	December 31,
	2010	2009
Assets
Cash and due from banks	$40,203	$61,424
Interest-earning deposits	625,518	524,956

Total cash and cash equivalents	665,721	586,380
Investment securities — available for sale, at fair value	90,629	33,131
Investment securities — held to maturity (fair value March 31, 2010 — $269,589, December 31, 2009 — $292,474)	333,518	357,068
Loans held for sale — at lower of cost or fair value	279,946	260,757
Loans held for investment	1,140,552	1,184,774
Allowance for credit losses	(41,614)	(34,669)

Loans held for investment, net	1,098,938	1,150,105
FHLBank stock, at cost	9,450	9,388
Mortgage servicing rights, net	6,770	7,344
Accrued interest receivable	7,293	7,023
Other receivables	12,793	14,940
Premises and equipment, net	23,702	24,061
Bank owned life insurance	26,415	26,182
Other assets, net	7,179	7,291
Income tax receivable	15,143	11,965
Deferred income taxes	10,536	14,187
Foreclosed real estate, net	21,757	16,350

Total assets	$2,609,790	$2,526,172

Liabilities and shareholders’ equity
Liabilities:
Deposits	$2,100,951	$1,993,513
Custodial escrow balances	40,558	31,905
FHLBank borrowings, net	168,623	180,607
Borrowed money	114,031	108,635
Junior subordinated debentures owed to unconsolidated subsidiary trusts	30,442	30,442
Other liabilities	20,488	21,419

Total liabilities	2,475,093	2,366,521

Commitments and contingencies (Note 17)
Shareholders’ equity:
Preferred stock, par value $0.0001; 5,000,000 shares authorized; no shares outstanding	—	—
Common stock, par value $0.0001; 50,000,000 shares authorized; 29,358,580 shares at March 31, 2010 and 29,345,522 shares at December 31, 2009 outstanding, respectively	3	3
Additional paid-in capital	107,545	107,161
Retained earnings	32,700	57,747
Accumulated other comprehensive loss	(5,551)	(5,260)

Total shareholders’ equity	134,697	159,651

Total liabilities and shareholders’ equity	$2,609,790	$2,526,172

See accompanying notes to consolidated financial statements.

United Western Bancorp, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)
(Dollars in thousands, except share information)

	Three Months Ended
	March 31,
	2010	2009
Interest and dividend income:
Community bank loans	$14,125	$14,341
Residential loans	2,854	4,699
Other loans	283	70
Investment securities	4,589	6,901
Deposits and dividends	610	113

Total interest and dividend income	22,461	26,124

Interest expense:
Deposits	3,804	3,282
FHLBank borrowing	1,053	2,381
Other borrowed money	1,800	1,786

Total interest expense	6,657	7,449

Net interest income before provision for credit losses	15,804	18,675
Provision for credit losses	14,223	4,181

Net interest income after provision for credit losses	1,581	14,494

Noninterest income:
Custodial, administrative and escrow services	85	116
Loan administration	1,010	1,157
Gain on sale of loans held for sale	596	48
Total other-than-temporary impairment losses	(5,780)	—
Portion of loss recognized in other comprehensive income (before taxes)	477	—

Net impairment losses recognized in earnings	(5,303)	—
Gain on sale of investment in Matrix Financial Solutions, Inc.	—	3,567
Other	495	810

Total noninterest (loss) income	(3,117)	5,698

Noninterest expense:
Compensation and employee benefits	6,001	6,255
Subaccounting fees	6,935	3,440
Amortization of mortgage servicing rights	574	795
Lower of cost or fair value adjustment on loans held for sale	562	(577)
Occupancy and equipment	859	792
Postage and communication	251	223
Professional fees	780	1,096
Mortgage servicing rights subservicing fees	317	368
Other general and administrative	7,213	2,759

Total noninterest expense	23,492	15,151

(Loss) income from continuing operations before income taxes	(25,028)	5,041
Income tax provision	19	1,554

(Loss) income from continuing operations	(25,047)	3,487
Discontinued operations:
Discontinued operations, net of tax	—	(211)

Net (Loss) Income	$(25,047)	$3,276

See accompanying notes to consolidated financial statements.

United Western Bancorp, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)
(Dollars in thousands, except share information)

	Quarter Ended
	March 31,
	2010	2009
(Loss) income from continuing operations per share — basic	$(0.86)	$0.48

(Loss) income from continuing operations per share — assuming dilution	$(0.86)	$0.48

Loss from discontinued operations per share — basic	$—	$(0.03)

Loss from discontinued operations per share — assuming dilution	$—	$(0.03)

Net (loss) income per share — basic	$(0.86)	$0.45

Net (loss) income — assuming dilution	$(0.86)	$0.45

Weighted average shares — basic	29,201,352	7,156,234
Weighted average shares — assuming dilution	29,201,352	7,156,234

Dividends declared per share	$—	$0.06

See accompanying notes to consolidated financial statements.

United Western Bancorp, Inc. and Subsidiaries
Consolidated Statements of Shareholders’ Equity and Comprehensive Loss
(Unaudited)
(Dollars in thousands, except share information)

					Accumulated
			Additional		Other
Three Months Ended	Common Stock		Paid-In	Retained	Comprehensive		Comprehensive
March 31, 2010	Shares	Amount	Capital	Earnings	Loss	Total	Loss

Balance at January 1, 2010	29,345,522	$3	$107,161	$57,747	$(5,260)	$159,651
Issuance of stock to directors	13,858	—	38	—	—	38
Share-based compensation expense	—	—	346	—	—	346
Restricted stock grants	(800)
Comprehensive loss:
Net loss	—	—	—	(25,047)	—	(25,047)	$(25,047)
Net unrealized loss on available-for-sale securities and other-than temporary impairment on held-to-maturity securities, net	—	—	—	—	(291)	(291)	(291)

Comprehensive loss	—	—	—	—	—	—	$(25,338)

Balance at March 31, 2010	29,358,580	$3	$107,545	$32,700	$(5,551)	$134,697

See accompanying notes to consolidated financial statements.

United Western Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

	Three Months Ended
	March 31,
	2010	2009
Cash flows from continuing operating activities
Net (Loss) Income	$(25,047)	$3,276
Loss from discontinued operations, net of income tax benefit	—	211
Adjustments to reconcile income to net cash from continuing operating activities:
Share-based compensation expense	384	332
Depreciation and amortization	471	449
Provision for credit losses	14,223	4,181
Write-down on other-than-temporary impairment of securities	5,303	—
Amortization of mortgage servicing rights	574	795
Lower of cost or fair value adjustment on loans held for sale	562	(577)
Gain on sale of loans held for sale	(596)	(48)
Gain on sale of investment in Matrix Financial Solutions, Inc.	—	(3,567)
Net loss on sale of assets, equipment and foreclosed real estate	37	238
Changes in assets and liabilities:
Loans originated and purchased for sale	(38,233)	(10,421)
Principal payments on, and proceeds from sale of, loans held for sale	18,475	9,292
Decrease (increase) in other receivables, other assets, and deferred income taxes	4,503	(1,281)
(Decrease) increase in other liabilities and income tax payable	(931)	1,375

Net cash from continuing operating activities	(20,275)	4,255

Cash flows from continuing investing activities
Loans originated and purchased for investment	(58,462)	(131,924)
Principal repayments on loans held for investment	88,057	152,664
Purchase of available for sale securities	(61,799)	—
Proceeds from sale of cost method investment	—	4,317
Proceeds from maturity and prepayment of available for sale securities	2,710	3,462
Purchase of held to maturity securities	(2,950)	—
Proceeds from the maturity and prepayment of held to maturity securities	22,201	19,143
Purchases of premises and equipment	(103)	(1,650)
Proceeds from sale of foreclosed real estate	459	1,896

Net cash from continuing investing activities	(9,887)	47,908

Continued
See accompanying notes to consolidated financial statements.

United Western Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows — continued
(Unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2010	2009
Cash flows from continuing financing activities
Net increase in deposits	$107,438	$10,970
Net increase in custodial escrow balances	8,653	14,393
Net decrease in FHLBank borrowings	(11,984)	(10,028)
Borrowed money — proceeds from / (repayment of) repurchase agreements	1,328	(1,852)
Borrowed money — payment on revolving line, net	(2,500)	—
Proceeds from issuance of secured debt	6,568	—
Dividends paid	—	(433)

Net cash from continuing financing activities	109,503	13,050

Cash flows from discontinued operations:
Operating cash flows	—	244
Investing cash flows	—	(43)
Financing cash flows	—	—

Net cash from discontinued operations	—	201

Increase in cash and cash equivalents	79,341	65,414
Cash and cash equivalents at beginning of the period	586,380	22,880

Cash and cash equivalents at end of the period	$665,721	$88,294

Supplemental disclosure of non-cash activity
Loans transferred to foreclosed real estate and other assets	$7,952	$1,469

Issuance of common stock to directors	$38	$38

Supplemental disclosure of cash flow information
Cash paid for interest	$6,455	$7,001

Cash (refunded) paid — income taxes	$(632)	$290

See accompanying notes to consolidated financial statements.

United Western Bancorp, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
March 31, 2010
1. Basis of Presentation and Significant Accounting Policies
United Western Bancorp, Inc. (the “Company”) is a unitary thrift holding company and, through its subsidiaries, a diversified financial services company headquartered in Denver, Colorado. The Company’s operations are conducted primarily through United Western Bank® (the “Bank”), UW Trust Company (“UW Trust”) (formerly known as Sterling Trust Company), see Note 18 Discontinued Operations — Sale of UW Trust Assets for further discussion, Matrix Financial Services Corporation (“Matrix Financial”), and UW Investment Services, Inc. (“UW Investment”), all of which are wholly owned subsidiaries of the Company.
We have completed the fourth year of our community bank business strategy. This strategy has included the development of a branch network within the Colorado Front Range and selected mountain community markets and building a balance sheet that includes community bank loan and deposit products. We are developing a service-focused business that serves the community in which our management team and employees work and live. As we view the landscape of today’s deposit marketplace we believe the competition for community banking deposits, both retail and business, will be substantial and will continue to increase as the dominant national banks increase their branch presence further, and as retail and business customers migrate away from bank branches to other platforms. In this regard, we have continued to capitalize on our longstanding core deposit base through the development of processing and trust deposit relationships (which includes securities clearing and settlement, custodial, trust and escrow) that provide a stable, long-lived and inexpensive alternative to the traditional branch banking concept. We anticipate that our management will evaluate various additional sources to this deposit gathering strategy, and in the future, we may consider acquiring deposits from processing businesses that have significant deposit generating capacity that is incidental to their primary purpose. See Note 11 “Regulatory Matters” for the impact on operations as a result of the Company and Bank entering into separate informal Memorandums of Understanding (“Informal Agreements”) with the Office of Thrift Supervision (the “OTS”).
We originate Small Business Administration (“SBA”) loans on a national basis. In addition to the community-based banking operations of the Bank, we also offer cost effective deposits and deposit services on a national basis to a variety of customers, including those involved in the processing services industries (e.g., securities settlement, mortgage banking, custodial), as well as escrow paying agent and trust account management services through UW Trust.
The consolidated financial statements of the Company and its subsidiaries in this Quarterly Report on Form 10-Q have not been audited by an independent registered public accounting firm, but in the opinion of management reflect all adjustments necessary for a fair presentation of the Company’s financial position and results of operations. All such adjustments were of a normal and recurring nature. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q adopted by the Securities and Exchange Commission (“SEC”). Accordingly, these financial statements do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Company’s consolidated financial statements, and notes thereto, for the year ended December 31, 2009 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 15, 2010. Operating results for the interim periods disclosed herein are not necessarily indicative of results that may be expected for the full year or any future period.
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

The Company views the allowance for credit losses, the valuation of loans held for sale, the valuation of investment securities and the determination of temporary vs. other-than-temporary impairment of securities, the determination of income taxes including the determination of deferred tax valuation allowances, and the valuation of real estate owned as critical accounting estimates that require significant judgments, assumptions and estimates be used in preparation of its consolidated financial statements. See further detail in this Note for a detailed description of the Company’s process and methodology related to the allowance for credit losses and the valuation of loans held for sale. See Note 3 — Investment Securities for a detailed description of the Company’s process and methodology related to the valuation of investment securities and other-than-temporary impairment of securities.
Allowance for Credit Losses
The allowance for credit losses is a reserve established through a provision for credit losses charged to expense. The allowance for credit losses is management’s estimate of probable incurred credit losses that are inherent in the held for investment loan portfolio. Management takes into consideration various factors, such as the fair value of the underlying collateral and the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, the collective experience of our credit risk management team and consideration of current economic trends and conditions.
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
The last component of the allowance for credit losses is a portion which represents the estimated inherent but undetected probable losses and the imprecision in the credit risk models utilized to calculate the allowance. This component of the allowance is primarily associated with commercial loans (i.e., multifamily, construction and development, commercial real estate and commercial). The unallocated portion of the allowance for credit losses reflects the Colorado concentration in commercial real estate, construction and development loans, national multifamily and certain commercial real estate loans for which the migration analysis does not yet reflect a complete credit cycle due to the overall seasoning of such loans and ongoing uncertainty with respect to other loans in our community bank and other loans portfolios.
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
Loans Held for Sale
Loans originated or purchased without the intent to hold for the foreseeable future or until maturity are carried at the lower of net cost or fair value on an aggregate portfolio basis. The amount, by which cost exceeds fair value, if any, is accounted for as a loss through a valuation allowance. Changes in the valuation allowance are included in the determination of income in the period in which those changes occur and are reported in the Consolidated Statements of Operations - Noninterest expense as lower of cost or fair value adjustment.
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
Community Bank Loans
Community bank loans include commercial real estate loans, construction and development loans, commercial loans, multifamily loans and consumer loans. Within this population are loans originated by the Bank’s SBA division. The majority of community bank loans are originated as assets held for investment. Currently, we intend to hold for the foreseeable future or to maturity all community bank loans, except SBA 504 loans and the guaranteed portions of originated SBA 7a loans. We generally elect to sell certain SBA 504 loans and the guaranteed portions of SBA 7a loans. These sales assist the Company in managing industry concentrations, capital, and interest rate risk, and are a normal part of our operations. At March 31, 2010 and December 31, 2009, community bank loans included commercial real estate, multifamily, and SBA originated loans totaling $97.1 million and $77.1 million, respectively, that were classified as held for sale. At March 31, 2010, included in the balance of SBA originated loans, guaranteed portions are $6,568,000 of loans that have been sold to third parties. However, these loans are subject to a SBA warranty for a period of 90 days, which under new accounting guidance requires the Company to treat these as secured borrowings during the warranty period. The warranty periods for these loans expire through June 29, 2010. Provided the loans remain current through the end of the warranty period, all elements necessary to record the sale will have been met. The Company has deferred gains of $548,000 associated with these loans, which are included in other liabilities on the balance sheet.
Other Loans
Other loans include purchased residential loans and purchased guaranteed portions of SBA 7a loans. We did not acquire any other loans in 2009 or 2010 except loans we are required to repurchase from our GNMA mortgage servicing portfolio. Such loans are government guaranteed as to principal and interest. At March 31, 2010 and December 31, 2009, other loans included residential loans totaling $187.5 million and $187.9 million, respectively, which were classified as loans held for sale. See Note 4 — Loans Held for Sale and Note 5 — Loans Held for Investment to the consolidated financial statements for a break out of all other loans.

Income Taxes
The Company and its subsidiaries file consolidated federal and state income tax returns. The subsidiaries are charged for the taxes applicable to their profits calculated on the basis of filing separate income tax returns. The Bank qualifies as a savings and loan association for income tax purposes. The consolidated effective tax rate is affected by the resolution of uncertain tax positions identified under Accounting Standards Codification (“ASC”) Topic 740, “Income Taxes,” the level of utilization of New Markets Tax Credits, and the level of tax-exempt interest income in proportion to the level of net income.
Deferred income taxes are provided using the liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. At March 31, 2010 and December 31, 2009, management established a deferred tax asset valuation allowance of $19.5 million and $10.2 million, respectively, based on its assessment of the amount of net deferred tax assets that are more likely than not to be realized. However, there is no guarantee that the tax benefits associated with the remaining deferred tax assets will be fully realized. In determining the amount of the deferred tax asset valuation allowance, the Company considered its projections of future taxable income based on tax planning strategies. Should the projections not be achieved, it is possible that further valuation allowance would be required. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.
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
Reclassifications
Certain reclassifications have been made to the consolidated financial statements and related notes for prior quarters to conform to the current quarter’s presentation, including the effects of discontinued operations. See Note 18 — Discontinued Operations — Sale of UW Trust Assets to the consolidated financial statements for a discussion of the impact of the sale of UW Trust assets.
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

The following table sets forth the calculation of earnings per share. Earnings allocable to participating securities were included with (loss) income from continuing operations:

	Three Months Ended March 31,
	2010	2009
	(Dollars in thousands)

(Loss) income from continuing operations	$(25,047)	$3,487
Loss from discontinued operations	—	(211)

Net (loss) income	$(25,047)	$3,276

Earnings allocable to participating securities	—	(51)

Net (loss) income for earnings per share	$(25,047)	$3,225

Weighted average shares — basic	29,201,352	7,156,234

Effect of dilutive securities:
Common stock options	—	—

Weighted average shares — assuming dilution	29,201,352	7,156,234

Stock options for 1,089,922 and 1,018,490 shares of common stock were not considered in computing diluted earnings per common share for March 31, 2010 and March 31, 2009, respectively, because they were antidilutive.
3. Investment Securities
The following table summarizes the amortized cost and fair value of the available-for-sale investment securities portfolio at March 31, 2010 and December 31, 2009, and the corresponding amounts of unrealized gains and losses therein:

	March 31, 2010				December 31, 2009
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized		Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value
	(Dollars in thousands)

Residential mortgage-backed securities — agency/Ginnie Mae	$61,720	$—	$(1,421)	$60,299	$—	$—	$—	$—
Residential mortgage-backed securities — agency/Fannie Mae, Freddie Mac	11,174	180	(14)	11,340	11,984	233	(4)	12,213
Residential collateralized mortgage obligations — non-agency/private label	21,037	—	(2,165)	18,872	22,853	—	(2,056)	20,797
SBA securities	119	—	(1)	118	122	—	(1)	121

Total	$94,050	$180	$(3,601)	$90,629	$34,959	$233	$(2,061)	$33,131

Proceeds from sales of securities available for sale were $0 for the three months ended March 31, 2010.

The following table summarizes the amortized cost and fair value of the held-to-maturity investment securities portfolio at March 31, 2010 and December 31, 2009, and the corresponding amounts of unrealized gains and losses therein:

	March 31, 2010				December 31, 2009
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized		Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value
	(Dollars in thousands)

Residential mortgage-backed securities — agency/Ginnie Mae	$8,503	$—	$(151)	$8,352	$—	$—	$—	$—
Residential mortgage-backed securities — agency/Fannie Mae, Freddie Mac	15,779	791	—	16,570	22,745	798	(130)	23,413
Residential mortgage-backed securities — non-agency/private label	92,766	663	(30,272)	63,157	101,634	—	(31,782)	69,852
Residential collateralized mortgage obligations — non agency/private label	172,600	968	(34,227)	139,341	187,514	—	(31,601)	155,913
SBA securities	43,870	—	(1,701)	42,169	45,175	—	(1,879)	43,296

Total	$333,518	$2,422	$(66,351)	$269,589	$357,068	$798	$(65,392)	$292,474

At March 31, 2010 and December 31, 2009, substantially all of the Company’s investment securities were pledged to secure public deposits, FHLBank borrowings, repurchase agreements and for other purposes, as required or permitted by law.

The following table presents information pertaining to securities available for sale and held to maturity with gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous loss position as follows:

	March 31, 2010				December 31, 2009
	Less than 12 months		12 months or more		Less than 12 months		12 months or more
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(Dollars in thousands)
Available for Sale
Residential mortgage-backed securities — agency/Ginnie Mae	$60,299	$(1,421)	$—	$—	$—	$—	$—	$—
Residential mortgage-backed securities — agency/Fannie Mae, Freddie Mac	2,676	(8)	1,561	(6)	—	—	1,565	(4)
Residential collateralized mortgage obligations — non-agency/private label	—	—	18,872	(2,165)	—	—	20,797	(2,056)
SBA securities	90	(1)	—	—	91	(1)	—	—
Held to Maturity
Residential mortgage-backed securities — agency/Ginnie Mae	8,352	(151)	—	—	—	—	—	—
Residential mortgage-backed securities — agency/Fannie Mae, Freddie Mac	—	—	—	—	5,450	(130)	—	—
Residential mortgage-backed securities — non-agency/private label	—	—	47,584	(30,272)	—	—	54,586	(31,782)
Residential collateralized mortgage obligations — non-agency/private label	—	—	123,736	(34,227)	—	—	132,397	(31,601)
SBA securities	—	—	42,169	(1,701)	—	—	43,296	(1,879)

Total	$71,417	$(1,581)	$233,922	$(68,371)	$5,541	$(131)	$252,641	$(67,322)

The amortized cost and estimated fair value of investment securities portfolio as of March 31, 2010, are shown by expected maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
		Estimated Fair		Estimated Fair
	Amortized Cost	Value	Amortized Cost	Value
	(Dollars in thousands)

GNMA Securities
Over 10 years	$61,720	$60,299	$8,503	$8,352
Mortgage-backed securities
After 5 years through 10 years	682	697	—	—
Over 10 years	31,529	29,515	281,145	219,068

Subtotal	32,211	30,212	281,145	219,068
SBA securities
Over 1 year through 5 years	—	—	2,008	1,909
After 5 years through 10 years	—	—	23,723	22,801
Over 10 years	119	118	18,139	17,459

Subtotal	119	118	43,870	42,169

Total	$94,050	$90,629	$333,518	$269,589

Temporary vs. Other-Than-Temporary Impairment
The Company views the determination of whether an investment security is temporarily or other-than-temporarily impaired as a critical accounting policy, as the estimate is susceptible to significant change from period to period because it requires management to make significant judgments, assumptions and estimates in the preparation of its consolidated financial statements. Management considers whether an investment security is other-than-temporarily impaired under the guidance provided in ASC Topic 320, “Investments — Debt and Equity Securities.” The Company assesses individual securities in its investment securities portfolio for impairment at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. An investment is impaired if the fair value of the security is less than its carrying value at the financial statement date. When a security is impaired, the Company then determines whether this impairment is temporary or other-than-temporary. In estimating other-than-temporary impairment (“OTTI”) losses, management assesses whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of these criteria is met, the entire difference between amortized cost and fair value is recognized in earnings. For securities that do not meet the aforementioned criteria, the amount of impairment recognized in earnings is limited to the amount related to credit losses, while impairment related to other factors is recognized in other comprehensive income. Management utilizes cash flow models to segregate impairments principally on selected non-agency mortgage backed securities to distinguish between impairment related to credit losses and impairment related to other factors. To assess for OTTI, management considers, among other things, (i) the severity and duration of the impairment; (ii) the ratings of the security; (iii) the overall transaction structure (e.g., the Company’s position within the structure, the aggregate, near term financial performance of the underlying collateral, delinquencies, defaults, loss severities, recoveries, prepayments, cumulative loss projections, and discounted cash flows); and (iv) the timing and magnitude of a break in modeled cash flows.
Management considers whether an investment security is within the scope of ASC Subtopic 325-40, “Beneficial Interests in Securitized Financial Assets,” at the time of purchase by review of the rating assigned. To date, all securities acquired by the Company have been agency securities or had an assigned rating of AA or higher at the time of acquisition.
As of March 31, 2010, the Company’s securities portfolio consisted of 135 separate securities: 64 agency securities comprised of 13 securities issued by Ginnie Mae; 31 securities issued by Fannie Mae and Freddie Mac; 16 securities issued by the SBA; and 4 securities issued by the Colorado Housing Finance Authority. The remainder of the securities portfolio consists of 71 private label residential mortgage backed securities and collateralized mortgage obligations (CMOs). Of the 135 separate securities, 81 were in an unrealized loss position. The Company’s securities are discussed in greater detail below:
Residential Mortgage-backed Securities — Agency/Ginnie Mae
At March 31, 2010, the Bank owned 13 securities, with an unpaid principal balance of $69 million, issued by Ginnie Mae, a U.S. government-sponsored entity. Of these 13 securities, all have an unrealized loss, each of which is 3.55% or less. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not have the intent to sell these mortgage-backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at March 31, 2010.
Residential Mortgage-backed Securities — Agency/Fannie Mae and Freddie Mac
At March 31, 2010, the Bank owned 31 securities, with an unpaid principal balance of $24 million, issued by U.S. government-sponsored agencies, Fannie Mae and Freddie Mac, institutions which the U.S. government has affirmed its commitment to support. Of these 31 securities, four have an unrealized loss, each of which is less than 2.20%. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these mortgage-backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at March 31, 2010.
Residential Mortgage-backed Securities — Non-agency/Private Label
The Company’s mortgage-backed securities portfolio includes 71 non-agency securities, of which 61 were in an unrealized loss position, with a fair value of $222 million which had gross unrealized losses of approximately $68 million. At March 31, 2010, based on the carrying value and the lowest rating assigned, the securities portfolio consisted of 20% securities rated A or higher, 7% BBB rated securities and 73% securities rated below investment grade. Based on the highest rating assigned, approximately 34% of the portfolio is investment grade. Overall delinquencies increased in the quarter reflecting the overall U.S. mortgage market. Management expects these delinquency levels to level off prospectively based on their performance to date, and on the expected effects of loan restructuring programs underway. At March 31, 2010, management expects full recovery as the securities approach their maturity date or repricing date or if market yield for such investments decline.

Included in collateralized mortgage obligations — private, available for sale were securities that are collateralized by prime CMO securities. These securities have an amortized cost of $19.5 million of prime securities, and one $1.5 million Alt-A security, all of which have received one or more ratings declines by rating agencies since acquisition. Payments continue to be made for each of these securities. Based on our analysis and our review of the independent analyses performed by third parties on these securities and other securities in our portfolio, the Company believes the decline in fair value of securities deemed temporarily impaired is due to current temporary conditions in the marketplace. Although the securities in this category have had fair value price estimates below amortized cost for twelve months or more, less than 1 percent cumulative losses have been realized to date. Credit support for these securities has eroded modestly since origination to 6.98%. The vast majority of this category consists of prime loans, with a weighted average loan-to-value of 70% at origination, and only 2% of loans with a loan-to-value ratio in excess of 80%.
Included in collateralized mortgage obligations — private, held to maturity were securities that are collateralized by prime CMO securities. These securities have an amortized cost of $148 million of prime securities and $25 million of Alt-A securities, of which $102 million has received one or more ratings declines by rating agencies since acquisition. The remainder of this category remains AAA rated by at least one agency. Payments continue to be made for each of these securities. Based on our analysis and our review of the independent analyses performed by third parties on these securities and other securities in our portfolio, the Company believes the decline in fair value of securities deemed temporarily impaired is due to current temporary conditions in the marketplace. For the $158 million of securities in this category with fair value price estimates below amortized cost for twelve months or more, 0.07% cumulative losses have been realized to date. Credit support for these securities has declined from 4.4% at origination to 2.1% at March 31, 2010. The vast majority of this category consists of prime loans, with a weighted average loan-to-value of 68.85% at origination, and only 2.6% of loans with a loan-to-value ratio in excess of 80% at origination. Overall delinquencies for this subcategory increased in the quarter ended March 31, 2010 reflecting the overall U.S. mortgage market. Management expects these delinquency levels to level off prospectively based on their performance to date, and on the expected effects of loan restructuring programs underway. At March 31, 2010, management expected full recovery as the securities approach their maturity date or repricing date or if market yield for such investments decline.
Included in mortgage-backed securities — private, held to maturity, were securities that are collateralized primarily by prime hybrid mortgages. These securities have a total amortized cost of $81 million, of which $75 million, or 93%, have received one or more ratings declines by the ratings agency since acquisition. This category includes five securities collateralized by Alt-A mortgages totaling $12 million, while the bulk of the underlying collateral ($81 million) consists of prime mortgages. Payments continue to be made for all of these securities with the exception of one security with a book value of $939,000 in which the Company has recorded an OTTI charge based on our analysis and our review of the independent analyses performed by third parties on these securities and other securities in our portfolio, the Company believes the decline in fair value of securities deemed temporarily impaired is mainly due to current temporary conditions in the marketplace. While $78 million of these securities has had a fair value price estimate below amortized cost for twelve months or more, current credit support levels have increased from 4.9% at origination to 6.5% at March 31, 2010. Management expects delinquency levels to level off as private loan restructuring programs and the Homeowners Affordability and Stability Plan are implemented. Within this category, management recognized OTTI on three securities where it was deemed appropriate due to various factors in our analysis.
During the first quarter of 2010 the Company incurred OTTI on eight private-label held-to-maturity collateralized mortgage obligations. Of these eight securities, seven of the securities had been subject to previous OTTI charges by the Company. These eight securities had an unpaid principal balance of $27.2 million and were written down to the estimated fair value of $8 million, representing net cumulative OTTI of $23.4 million, of which $5.3 million was a charge to operations during the first quarter of 2010. Our analysis of the securities, as well as the principal received in the month of March, indicates the carrying values are reasonable. Of the eight securities, five are current with respect to principal and interest payments in accordance with the terms of those securities, the other three securities are securities originally purchased at approximately par that have been subject to OTTI previously and are carried at their fair value of 16.4%. The securities were written down to estimated fair value based on our independent third party prepared cash flow projections that are used to estimate fair value. The estimate cash flow analysis incorporates but is not limited to, an estimate for the level of voluntary repayments, both known and projected defaults on the underlying mortgage collateral and an estimate of loss severity. Based on the continued deterioration of the underlying collateral performance of these particular securities and the underlying mortgages, the OTTI charge was recognized.

Other Securities
The Company’s SBA pooled securities consist of 16 securities each of which was in an unrealized loss position. Such securities are guaranteed as to principal by the SBA. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these SBA pooled securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at March 31, 2010.
The table below presents details of the credit losses recognized in earnings for debt securities held and not intended to be sold:

Other-than-temporary
Loss Recognized as
Credit Loss in Earnings
(Dollars in thousands)
Beginning balance of credit losses at January 1, 2010	$38,752
Credit losses on newly identified impairment	2,814
Additional credit losses on securities	2,489
Adjustment for change in cash flows	(383)

Ending balance of credit losses at March 31, 2010	$43,672

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
4. Loans Held for Sale
Loans held for sale consist of the following:

	March 31, 2010	December 31, 2009
	(Dollars in thousands)
Community bank loans:
Commercial real estate	$63,259	$55,299
Multifamily	17,295	17,382
SBA originated, guaranteed portions	16,445	4,379
Purchase premiums, net	82	87
Other loans:
Residential	186,281	186,591
Purchase premiums, net	1,267	1,304

	284,629	265,042
Less valuation allowance to reduce loans held for sale to the lower of cost or fair value	4,683	4,285

Loans held for sale, net	$279,946	$260,757

Activity in the valuation allowance to carry loans held for sale at the lower of cost or fair value is summarized as follows:

	Three Months Ended
	March 31, 2010	March 31, 2009
	(Dollars in thousands)
Balance at beginning of period	$4,285	$5,467
Provision/(benefit) to increase/(reduce) the carrying value of loans held for sale to the lower of cost or fair value	562	(577)
Charge-offs	(164)	(91)

Balance at end of period	$4,683	$4,799

5. Loans Held for Investment
Loans held for investment consist of the following:

	March 31, 2010	December 31, 2009
	(Dollars in thousands)
Community bank loans:
Commercial real estate	$489,243	$466,784
Construction	191,136	250,975
Land	90,250	92,248
Commercial	147,733	151,928
Multifamily	21,538	19,283
Consumer and mortgage loans	49,704	46,568
Premium, net	173	180
Unearned fees, net	(4,314)	(4,580)
Other loans:
Residential	86,617	90,405
SBA purchased, guaranteed portions	62,497	64,820
Premium on SBA purchased, guaranteed portions	5,659	5,864
Premium, net	316	299

	1,140,552	1,184,774
Less allowance for credit losses	41,614	34,669

Loans held for investment, net	$1,098,938	$1,150,105

Activity in the allowance for credit losses on loans held for investment is summarized as follows:

	Three Months Ended
	March 31, 2010	March 31, 2009
	(Dollars in thousands)
Balance at beginning of period	$34,669	$16,183
Provision for credit losses	14,223	4,181
Charge-offs	(7,312)	(289)
Recoveries	34	9

Balance at end of period	$41,614	$20,084

The following lists information related to nonperforming loans held for investment and held for sale:

	March 31, 2010	December 31, 2009
	(Dollars in thousands)
Loans on nonaccrual status held for investment	$59,784	$44,483
Loans on nonaccrual status held for sale	9,125	9,807

Total nonperforming loans	$68,909	$54,290

The aggregate unpaid principal balance of government-sponsored accruing loans that were past due 90 or more days was $9.7 million and $8.0 million at March 31, 2010 and December 31, 2009, respectively. These accruing loans are not included in the balances of nonperforming loans above. At March 31, 2010, there were three loans past due 90 or more days that totaled $5.0 million which had not been placed on nonaccrual. These loans were current as to payments through the date of the filing of this Quarterly Report, but past due as the loans had matured.

Impaired loans are loans in which management has concluded that based on current information and events it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. In addition, loans in which the Company has granted the borrower a concession, such as a lower than market rate of interest are also identified as impaired. Impaired loans totaled $55.7 million and $27.9 million at March 31, 2010 and December 31, 2009, respectively. The allowance allocated to impaired loans was $8.1 million and $2.8 million at March 31, 2010 and December 31, 2009, respectively. Of the $55.7 million at March 31, 2010, $29.7 million of this balance had been reduced to the fair value of the collateral, less costs to sell, via partial charge-off during 2009 and the first quarter of 2010. Other impaired loans at March 31, 2010 that were on nonaccrual totaled $11.3 million. There was no interest income recognized in the periods while these loans were considered impaired. Also included in impaired loans at March 31, 2010 and December 31, 2009, were three and one loans totaling $14.7 million and $11.2 million, respectively, which were identified as impaired due to a concessionary terms granted to the borrowers. These loans are performing under their revised terms and remain on accrual.
6. Mortgage Servicing Rights
The activity in the mortgage servicing rights is summarized as follows:

	Three Months Ended
	March 31, 2010	March 31, 2009
	(Dollars in thousands)
Balance at beginning of period	$8,204	$10,356
Originations	—	13
Amortization	(574)	(795)

Balance before valuation allowance at end of period	7,630	9,574

Valuation allowance for impairment of mortgage servicing rights
Balance at beginning of period	(860)	(860)

Balance at end of period	(860)	(860)

Mortgage servicing rights, net	$6,770	$8,714

The estimated fair value of mortgage servicing rights at March 31, 2010, was $6,770,000. The Company determined fair value in accordance with the guidance set forth in ASC Topic 820, “Fair Value Measurements and Disclosures.” See Note 16 — Fair Value of Financial Assets to the consolidated financial statements for a discussion of the fair value determination.
During the three months ended March 31, 2010 and 2009, the Company recognized originated mortgage servicing rights of $0 and $13,000, respectively. The amount of originated mortgage servicing rights recognized 2009 were the result of the sale of the guaranteed portions of originated SBA 7a loans collateralized by mortgages. The mortgage servicing rights were determined based upon the relative fair value of the servicing asset in comparison to the guaranteed portion of the loan sold, the unguaranteed portion retained, and the servicing asset.
The Company’s servicing portfolio (excluding subserviced loans), is comprised of the following:

	March 31, 2010		December 31, 2009
		Principal		Principal
	Number	Balance	Number	Balance
	of Loans	Outstanding	of Loans	Outstanding
	(Dollars in thousands)
Freddie Mac	1,289	$49,993	1,339	$52,036
Fannie Mae	4,684	247,256	4,839	255,964
Ginnie Mae	3,571	195,043	3,719	205,384
VA, FHA, conventional and other loans	3,101	250,944	3,108	252,771

Total servicing portfolio	12,645	$743,236	13,005	$766,155

7. Deposits
Deposit account balances are summarized as follows:

	March 31, 2010			December 31, 2009
			Weighted			Weighted
			Average			Average
	Amount	Percent	Rate	Amount	Percent	Rate
	(Dollars in thousands)
Savings accounts	$439	0.01%	0.25%	$360	0.02%	0.25%
NOW and DDA accounts	764,223	36.38	0.10	583,976	29.29	0.10
Money market accounts	825,153	39.28	0.40	937,082	47.01	0.39

Subtotals	1,589,815	75.67	0.26	1,521,418	76.32	0.28
Certificate accounts	511,136	24.33	1.68	472,095	23.68	1.58

Total deposits	$2,100,951	100.00%	0.60%	$1,993,513	100.00%	0.59%

The following table presents concentrations of deposits at the Bank at the dates presented:

	March 31, 2010	December 31, 2009
	(Dollars in thousands)
UW Trust Company	$19,896	$4,425
Matrix Financial Solutions, Inc.	157,078	155,156
Legent Clearing, LLC	198,301	—
Equity Trust Company	955,451	933,852
Other deposit concentrations	157,947	110,854
UW Trust Company — represents fiduciary assets under administration by UW Trust, a wholly owned subsidiary of the Company, that are in NOW, demand and money market accounts. Included in this balance at UW Trust is a series of accounts for one life settlement agent for special asset acquisitions and administration with a balance of $17.9 million and $732,000 at March 31, 2010 and December 31, 2009, respectively.
Matrix Financial Solutions, Inc. (“MFSI”) — represents customer assets under administration by MFSI that are in NOW and money market accounts. The Company sold its approximate 7% interest in MFSI, during the first quarter of 2009.
Legent Clearing, LLC — represents processing and trust deposits received through Legent Clearing, LLC, that are in NOW and money market accounts. Certain officers of the Company held an indirect minority interest in Legent Clearing, LLC, until the first quarter of 2010.
Equity Trust Company — represents processing and trust deposits received through Equity Trust Company, that are in NOW and money market accounts. The balances from Equity Trust include the custodial deposits associated with the UW Trust asset sale, which is discussed in Note 18 — Discontinued Operations — Sale of UW Trust Assets. On May 3, 2010, Equity Trust Company, our largest depositor, established a new deposit relationship for $350 million of its custodial deposits with a third party bank. Contemporaneously with this transfer of Equity Trust custodial deposits, we entered into an amendment to the Equity Trust subaccounting agreement that reduced the maximum amount of Equity Trust custodial deposits at the Bank from $1 billion to $700 million. The amendment further eliminated the Bank’s obligation to assure minimum subaccounting fees to Equity Trust as a result of this transfer to the third party bank. As consideration for Equity Trust entering into this modification to the subaccounting agreement by and between Equity Trust and the Bank, the Bank paid a fee of $1.2 million to Equity Trust.
Other Deposit Concentrations — represents deposit funds from three processing and trust relationships maintained by the Bank as of March 31, 2010 and December 31, 2009.
Included in deposits are approximately $273,574,000 and $575,647,000 of brokered deposits as of March 31, 2010 and December 31, 2009, respectively. See additional discussion related to our brokered deposits limitation in Note 11 — Regulatory Matters.

The aggregate amount of certificate accounts with a balance greater than $100,000 or more (excluding brokered deposits) was approximately $182.3 million and $78.7 million as of March 31, 2010 and December 31, 2009, respectively.
8. FHLBank Borrowings
The Bank obtains FHLBank borrowings from FHLBank of Topeka (FHLBank), which is the FHLBank that serves Denver, Colorado, and utilizes FHLBank of Topeka as its primary correspondent bank. Prior to the Bank’s change of domicile in 2002, borrowings were obtained from FHLBank of Dallas. Certain long-term borrowings that existed at that time with FHLBank of Dallas are still outstanding under their original terms.
The balances of FHLBank borrowings are as follows:

	March 31, 2010	December 31, 2009
	(Dollars in thousands)
FHLBank of Topeka borrowings	$180,000	$180,000
FHLBank of Topeka deferred prepayment penalty	(11,954)	—
FHLBank of Dallas borrowings	577	607

	$168,623	$180,607

Available unused borrowings from FHLBank of Topeka totaled $193,456,000 at March 31, 2010.
On January 15, 2010, United Western Bank exchanged $180 million of outstanding FHLBank advances for $180 million in new advances. The Bank exchanged 14 separate advances, totaling $180 million, with yields ranging from 2.77% to 4.80%, with a weighted average yield of 4.15% and an average remaining term of 29 months, and with final maturities scheduled 16 months to 52 months into the future. These advances were exchanged for four new advances totaling $180 million of five-year convertible advances with a coupon rate fixed for at least the first 12 months. The FHLBank has the option after the first year to convert the fixed coupon rate to the FHLBank one-month advance rate, which may reset monthly, and the Bank has the option to prepay the advance if the FHLBank exercises its option to convert the coupon rate to the FHLBank one-month advance rate. For the first twelve months from the date of the exchange, the Bank will incur an all-in rate of approximately 2.15%. The Bank incurred a $12.4 million charge related to the exchange, which has amortized to $12.0 million and is reflected above as a deferred prepayment penalty. This deferred prepayment penalty will be recognized as additional interest expense over the five-year term of the new advances. The amortization of the deferred prepayment penalty is considered in the all-in prospective rate of 2.15%. Should an advance be extinguished prior to its scheduled maturity, any remaining unamortized deferred prepayment penalty would be accelerated and recognized in the period the debt is extinguished.

9. Borrowed Money
Borrowed money is summarized as follows:

	March 31, 2010	December 31, 2009
	(Dollars in thousands)
Borrowed Money
Revolving line of credit to a third-party financial institution, through June 30, 2010, collateralized by the common stock of the Bank and certain nonagency mortgage-backed securities of a non-bank subsidiary; interest at 30-day LIBOR plus 7%; (7.24% at March 31, 2010), $0 available at March 31, 2010	$17,500	$20,000
Subordinated debt securities, interest payments due quarterly at three-month LIBOR plus 2.75% (3.02% at March 31, 2010), maturing February 13, 2014	10,000	10,000
Assets sold under agreements to repurchase:
Company structured repurchase agreements	75,000	75,000
Customer repurchase agreements	4,963	3,635
Secured borrowing	6,568	—

Total	$114,031	$108,635

The revolving line of credit facility is with JPMorgan and is collateralized by all of the outstanding stock of the Bank and certain nonagency mortgage-backed securities of the Company and a non-core subsidiary. The Company must comply with certain financial and other covenants related to the foregoing credit agreement including, among other things, the maintenance by the Bank of specific asset quality ratios, and “well capitalized” regulatory capital ratios. The Company has entered into a forbearance agreement with JPMorgan effective April 1, 2010. The Company and the Bank have defaulted under the credit agreement with JPMorgan with respect to the entering into the Memorandum of Understanding with the Office of Thrift Supervision, by the level of the Bank’s capital ratios, the ratio of non-performing assets, the non-payment of $1.25 million that was due on March 31, 2010 and the non-payment of $109,000 of accrued interest due at March 31, 2010. On April 19, 2010 the Company paid the $109,000 of accrued interest due at March 31, 2010. JPMorgan has agreed to forbear from exercising its rights and remedies under the credit agreements related to the defaults noted above until May 15, 2010 or the occurrence of a default other than as discussed above. The Company is continuing to negotiate with JPMorgan to extend the Forbearance Agreement beyond May 15, 2010 and seek a long-term solution to the repayment of this debt. The Company has adequate to liquidity from existing cash, cash flows from investment securities and dividends from certain subsidiaries other than the Bank that should be sufficient to service this debt.
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
The Bank’s structured repurchase agreements at March 31, 2010 are as follows:

Counterparty	JP Morgan	JP Morgan	Citigroup
Principal balance	$25,000,000	$25,000,000	$25,000,000
Base interest rate	4.97%	4.91%	4.49%
Stated maturity date	9/28/2011	11/21/2011	2/21/2012
Next call date	6/28/2010	5/21/2010	5/21/2010
Secured borrowings represent the guaranteed portions of SBA 7a loans sold to third parties subject to a SBA warranty for a period of 90 days. This requires the Company to treat these as secured borrowings during the warranty period. The warranty periods for these loans expire through June 29, 2010. Provided the loans remain current through the end of the warranty period all elements necessary to record the sale will have been met. The Company deferred gains of $548,000 associated with these loans at March 31, 2010.

10. Junior Subordinated Debentures Owed to Unconsolidated Subsidiary Trusts
The Company sponsored three trusts, Matrix Bancorp Capital Trust II, VI and VIII, that have outstanding balances as of March 31, 2010. These trusts were formed in the years 2001, 2004 and 2005 for the purpose of issuing corporation-obligated mandatorily redeemable capital securities (the “capital securities”) to third-party investors and investing the proceeds from the sale of such capital securities exclusively in junior subordinated debt securities of the Company (the “debentures”). The debentures held by each trust are the sole assets of that trust. Distributions on the capital securities issued by each trust are payable semiannually or quarterly at a rate per annum equal to the interest rate being earned by the trust on the debentures held by that trust. The capital securities are subject to mandatory redemption, in whole or in part, upon repayment of the debentures. The Company has entered into agreements which, taken collectively, fully and unconditionally guarantee the capital securities subject to the terms of each of the guarantees.
On April 5, 2010, the Company elected to defer regularly scheduled interest payments on all of the Company’s outstanding junior subordinated debentures relating to the capital securities for a period of 20 consecutive quarters on each capital security (the “Deferral Period”). The terms of the capital securities and the indenture documents allow the Company to defer payments of interest for the Deferral Period without default or penalty. During the Deferral Period, the Company will continue to recognize interest expense associated with the capital securities. Upon the expiration of the Deferral Period, all accrued and unpaid interest will be due and payable. During the Deferral Period, the Company is prevented from paying cash dividends to shareholders or repurchasing stock.
The following table presents details on the junior subordinated debentures owed to unconsolidated subsidiary trusts at March 31, 2010.

	Trust II	Trust VI	Trust VIII
	(Dollars in thousands)
Date of issue	March 28, 2001	August 30, 2004	June 30, 2005
Amount of trust preferred securities issued	$12,000	$10,000	$7,500
Rate on trust preferred securities	10.18%	2.77%	5.86%
Maturity	June 8, 2031	October 18, 2034	July 7, 2035
Next redemption date	June 8, 2011	April 18, 2010	July 7, 2010
Common equity securities issued	$400	$310	$232
Junior subordinated deferrable interest debentures owed	$12,400	$10,310	$7,732
Rate on junior subordinated deferrable interest debentures	10.18%	2.77%	5.86%
The Company did not redeem Trust VI on April 18, 2010 and the next redemption date is July 18, 2010. The Company does not plan to redeem either Trust VI or Trust VIII on their next redemption dates.
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
As of March 31, 2010, the Bank is categorized as adequately capitalized under the regulatory framework for prompt corrective action provisions.

					To Be Well Capitalized
			For Capital Adequacy		Under Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of March 31, 2010
Total Capital (to Risk Weighted Assets)	$139,670	9.2%	$121,756	8.0%	$152,195	10.0%
Core Capital (to Adjusted Tangible Assets)	172,054	6.6	103,898	4.0	129,873	5.0
Tier 1 Capital (to Risk Weighted Assets)	172,054	7.9	N/A	N/A	91,317	6.0

As of December 31, 2009
Total Capital (to Risk Weighted Assets)	$161,669	10.1%	$128,382	8.0%	$160,476	10.0%
Core Capital (to Adjusted Tangible Assets)	192,839	7.7	100,400	4.0	125,499	5.0
Tier 1 Capital (to Risk Weighted Assets)	192,839	8.8	N/A	N/A	96,285	6.0
Memorandums of Understanding with the Office of Thrift Supervision. Effective as of December 10, 2009, the Company and the Bank, each entered into separate informal Memorandums of Understanding (“Informal Agreements”) with the Office of Thrift Supervision (the “OTS”). The Informal Agreements are not “written agreements” for purposes of Section 8 of the Federal Deposit Insurance Act, as amended.
The Informal Agreement between the Company and the OTS provides, among other things, that the Company, acting through its Board of Directors, will (i) support the Bank’s compliance with the Informal Agreement it entered into with the OTS; (ii) not declare or pay dividends or any other capital distribution or redeem any capital stock of the Company, or take dividends representing a reduction in the capital from the Bank, without the prior written non-objection of the Regional Director of the OTS; and (iii) not incur, issue, renew, repurchase, make payments on or rollover any debt, increase any current lines of credit, or guarantee the debt of any entity without receiving the prior written approval of the OTS Regional Director. Pursuant to the terms of the Credit Agreement with JPMorgan, entering into the Informal Agreements is considered an event of default; however, JPMorgan and the Company entered into a Forbearance Agreement effective April 1, 2010 wherein JPMorgan agreed to forbear from declaring the amounts owing under the Credit Agreement immediately due and payable as a result of the Company and the Bank executing the Informal Agreements and any events of default resulting therefrom.
The Informal Agreement between the Bank and the OTS provides, among other things, that the Bank’s Board of Directors will (i) adopt a written Capital Plan for the Bank for the OTS Regional Director’s review and comment, and such plan shall address how the Bank will achieve and maintain by June 30, 2010 a Tier 1 core capital ratio of 8% and a total risk-based capital ratio of 12% (as of March 31, 2010, the Bank’s Tier 1 core capital and total risk-based capital ratios were 6.6% and 9.2% respectively, the Capital Plan has been submitted to the OTS but the Bank has not received feedback as of May 4, 2010); and (ii) approve a written Liquidity Contingency Plan to ensure the Bank maintains adequate short-term and long-term liquidity, with such plan to specifically address deposit concentrations and plans to reduce or manage such concentrations. The Company has received feedback on its Liquidity Contingency Plan from the OTS and is revising the Liquidity Contingency Plan to incorporate additional monitoring activities, modify reliance on certain contingent sources of funds and identify actions to be taken if certain custodial or trust deposit relationships were withdrawn. The Company is in the process of revising the Liquidity Contingency Plan and believes that it has and will have adequate liquidity to fund its operations both currently and prospectively.
The Informal Agreements remain effective until modified, suspended or terminated by the OTS Regional Director.

On March 4, 2010 the OTS has provided additional supervisory limitations on the Bank. These limitations include: (i) the Bank may not increase its total assets during any quarter in excess of an amount equal to net interest credited on deposit liabilities without prior written notice of non-objection from the OTS; and (ii) the OTS has directed the Bank not to rollover or renew existing brokered deposits, or accept new brokered deposits without the prior written non-objection from the OTS. The Bank reduced total assets from March 4, 2010, the date of notification, to March 31, 2010 by approximately $405 million. The Bank has not rolled over or renewed any brokered deposits since March 4, 2010.
As a result of the Informal Agreements and the additional supervisory limitations, the Company is looking to further increase its capital position by focusing on expense reductions, optimizing the balance sheet for both loans and deposits and risk weighting of assets, as well as evaluating opportunities for margin improvement and improving the overall earnings power of the Company. This may not be sufficient to meet the requirements of the Informal Agreements, so the Company has engaged an investment banker to evaluate various strategic alternatives for the Company to accelerate its compliance with terms of the Informal Agreements.
While management believes that they are instituting the appropriate plans to meet the requirements of the Informal Agreements, as well as the additional supervisory limitations, there is no certainty that the Company can successfully execute on all of the above and meet the capital requirements of the OTS by June 30, 2010. If the Company is unable to comply with the Informal Agreements or additional supervisory limitations, the OTS could take additional actions, including issuing an enforcement action.
12. Stock-Based Compensation
Stock Options
A summary of the Company’s stock option and non-vested stock awards activity, and related information, is as follows:

	Three Months Ended March 31, 2010
		Non-Vested Restricted Stock
		Awards Outstanding		Stock Options Outstanding
			Weighted Average
	Shares Available	Number	Grant Date Fair	Number	Weighted Average
	for Grant	of Shares	Value	of Shares	Exercise Price
Balance January 1, 2010	887,611	158,565	$14.19	1,072,422	$18.37

Granted	(22,500)	—	—	22,500	3.03
Forfeited	5,800	(800)	17.90	(5,000)	17.90
Director shares	(13,858)	—	—	—	—
Stock awards vested	—	(19,719)	20.27	—

Balance March 31, 2010	857,053	138,046	$13.29	1,089,922	$18.05

Fully vested and shares expected to vest total approximately 1,039,721 at March 31, 2010.
The Company’s shareholders approved the 2007 Equity Incentive Plan (the “2007 Plan”) at the 2007 annual meeting, which the Board of Directors subsequently amended on December 17, 2008, to make minor revisions for purposes of complying with Section 409A of the Internal Revenue Code of 1986, as amended. The 2007 Plan provides a variety of long-term equity based incentives to officers, directors, employees and other persons providing services to the Company and authorizes the Compensation Committee to grant options as well as other forms of equity based incentive compensation, such as restricted stock awards, stock appreciation rights, performance units and supplemental cash payments. At March 31, 2010, there were 138,046 nonvested restricted stock awards outstanding. These awards vest 20% annually on the anniversary date of the grant over a five-year period. Unrecognized stock-based compensation expense related to non-vested stock awards was $1.7 million as of March 31, 2010. At such date, the weighted average period over which this unrecognized expense was expected to be recognized was 3.2 years.
In light of the approval of the 2007 Plan by the Company’s shareholders on May 17, 2007, the Company does not intend to grant any additional stock options under the Company’s prior stock option plan.

The fair value of each stock option award is estimated on the date of grant using the Hull-White model, an enhanced trinomial lattice-based model, which takes into account certain dynamic assumptions about interest rates, expected volatility, expected dividends, employee exercise patterns, forfeitures and other factors. Expected volatility is based primarily on historical volatility of the closing price of the Company’s common stock. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the date of grant with a term equal to the life of the option. The expected term of options granted is derived using the lattice-based model and represents the period of time that options granted are expected to be outstanding and post-vesting employee behavior by group of employee. Forfeitures are estimated outside of the Hull-White model based on attrition studies performed annually. Given the continuation of the difficult economic conditions as well as our results of operations, the Company and the board of directors have decided to suspend our quarterly cash dividends. Additionally, in accordance with the Informal Agreement between the Company and the OTS, the Company is required to obtain the prior written non-objection of the OTS prior to the declaration of a dividend or other capital distribution or redemption of any common stock. There can be no assurance as to future dividends because they are dependent on the Company’s future earnings, capital requirements and financial conditions. Prospectively, the Company will revise the estimate of dividends that are included in stock option awards to conform to the level of dividends declared by the Board of Directors, if any. The weighted-average fair value of options granted during the three months ended March 31, 2010 was $1.11 per share. The intrinsic value of outstanding options at March 31, 2010, was $0. Outstanding stock options have a weighted average remaining contractual term of 6.8 years, and future compensation expense associated with those options is approximately $1.3 million. The remaining expense is expected to be recognized over the weighted average period of 2.2 years. Options outstanding and exercisable were granted at stock option prices that were not less than the fair market value of the common stock on the date the options were granted and no option has a term in excess of ten years. Employee options vest ratably over a five-year period.
The following weighted-average assumptions were used to estimate the fair value of options granted during the periods:

	Three Months Ended
	March 31, 2010	March 31, 2009
Expected volatility	70.90%	57.80%
Expected dividend yield	0.00%	3.04%
Risk-free interest rate	3.70%	2.90%
Expected term (in years)	6.15	6.19
Weighted average grant date fair value	$1.11	$1.98
Employee Stock Purchase Plan
The Company has an employee stock purchase plan (“ESPP”). As of March 31, 2010, there were 115,848 ESPP shares available for future issuance. The price at which ESPP shares are sold under the ESPP is 85% of the lower of the fair market value per share of common stock on the enrollment date or the purchase date. It is presently estimated that 55,256 shares will be issued through the ESPP for 2010. The expenses associated with such share-based payments were $6,000 and $22,000 for the quarters ended March 31, 2010 and March 31, 2009, respectively.

13. Total Comprehensive Income
The following table presents the components of other comprehensive (loss) income and total comprehensive (loss) income for the periods.

	Three Months Ended
	March 31, 2010	March 31, 2009
	(Dollars in thousands)
Net (loss) income	$(25,047)	$3,276
Other comprehensive (loss) income:
Change in net unrealized losses	(5,295)	3,036
Non-credit-related impairment losses on held to maturity securities	(477)	—
Add: Reclassification adjustments for losses included in net (loss) income	5,303	—

Net unrealized holding (losses) gains	(469)	3,036
Income tax (benefit) expense	(178)	1,152

Other comprehensive (loss) income	(291)	1,884

Total comprehensive (loss) income	$(25,338)	$5,160

14. Income Taxes
The Company is required, at the end of each interim period, to estimate its annual effective tax rate for the year and use that rate to provide for income taxes for the current year-to-date reporting period. Based on these estimates, the Company incurred income tax expense of $19,000, or (0.1)% during the three months ended March 31, 2010, compared with $1.6 million, or 30.6% during the three months ended March 31, 2009 as follows:

	Three Months Ended
	March 31, 2010	March 31, 2009
	(Dollars in thousands)
Current income tax (benefit) provision	$(5,427)	$2,585
Provision to increase deferred tax asset valuation allowance	9,274	—
Deferred income tax benefit	(3,828)	(1,031)

Income tax expense from continuing operations	$19	$1,554

Income tax benefit from discontinued operations (Note 18)	$—	$(107)

Effective tax rate	(0.1)%	30.6%
The Company’s effective tax rate for the three months ended March 31, 2010 and 2009 is below the statutory tax rate due to: (i) incurrence of a pre-tax loss for March 31, 2010; (ii) realization of New Markets Tax Credits, which have been deployed at a subsidiary of the Bank, which were $577,000 and $327,000 for the three months ended March 31, 2010 and March 31, 2009, respectively; and (iii) tax exempt earnings, which principally relate to income from bank owned life insurance. During the three months ended March 31, 2010, current federal income tax expense was also impacted by an increase in the deferred tax valuation allowance.
The Company is required to recognize the financial statement effects of a tax position when it is more likely than not (defined as a likelihood of more than 50%), based on the technical merits, that the position will be sustained upon examination. Any difference between the income tax return position and the benefit recognized in the financial statements results in a liability for unrecognized tax benefits. At March 31, 2010 and December 31, 2009, the Company had accrued $802,000 related to unrecognized tax benefits. This amount is accrued in other liabilities in the consolidated balance sheet.
Interest and penalties associated with the liability for unrecognized benefits is approximately $245,000 at March 31, 2010 and December 31, 2009, and is included in other liabilities in the consolidated balance sheet.

Deferred income taxes reflects the net tax effects of temporary difference between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The increase in the Company’s total deferred tax asset at March 31, 2010 (per the table below) resulted primarily from an increase in the Company’s allowance for loan and valuation losses, and additional other-than-temporary-impairment losses.
A valuation allowance for deferred tax assets is recorded based on the weight of available evidence, when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income and tax planning strategies which will create taxable income during the periods in which those temporary differences become deductible. Management considered the scheduled reversal of deferred tax liabilities, projected future taxable income, NOL carryback potential and as necessary, tax planning strategies in making this assessment. Some of the tax planning strategies considered, which would not substantially impact the business, were sale-leaseback of facilities, and the sale of certain lines of business or assets. At March 31, 2010 and December 31, 2009 the Company established a deferred tax asset valuation allowance of $19.5 million and $10.2 million, respectively, based on its assessment of the amount of net deferred tax assets that are more likely than not to be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. At March 31, 2010, the Company had state net operating loss carryforwards expiring in 2029.

	March 31, 2010	December 31, 2009
	(Dollars in thousands)
Deferred tax assets:
Allowance for loan and valuation losses	$19,578	$16,086
Other-than-temporary impairment losses	16,054	14,768
Deferred fees	1,431	1,989
State operating loss carryforward	1,417	1,060
Tax credit carryforwards	4,992	4,238
Gain on sale of building	2,953	3,063
Stock based compensation	1,415	1,438
Unrealized loss on available for sale securities	3,392	3,215
Other	45	45

Subtotal	51,277	45,902
Valuation allowance	(19,503)	(10,229)

Total deferred tax assets	$31,774	$35,673

Deferred tax liabilities:
Mortgage servicing rights	(1,750)	(1,993)
New Markets Tax Credits	(4,019)	(3,411)
Installment gain on sale of interest in subsidiary	(14,507)	(15,080)
FHLB dividends	(884)	(861)
Other	(78)	(141)

Total deferred tax liabilities	(21,238)	(21,486)

Net deferred tax asset	$10,536	$14,187

15. Segment Information
The Company has three reportable segments: (i) a thrift subsidiary, (ii) a custodial and administrative services subsidiary, and (iii) a mortgage banking subsidiary. The thrift is the Bank, our community banking subsidiary that provides lending and deposit services to its customers. The remaining subsidiaries are included in the “all others” category and consist primarily of the parent company operations. The Company’s segments are more fully described in Note 2 to the audited financial statements in the Company’s Form 10-K for the year ended December 31, 2009.

		Custodial and
	Community	Advisory	Mortgage	All
	Banking	Services	Banking	Others	Total
	(Dollars in thousands)
Quarter ended March 31, 2010:
Total interest income	$21,772	$—	$319	$370	$22,461
Total interest expense	5,752	—	5	900	6,657
Net interest income before provision for credit losses	16,020	—	314	(530)	15,804
Provision for credit losses	14,223	—	—	—	14,223
Net interest income after provision for credit losses	1,797	—	314	(530)	1,581
Total noninterest (loss) income	(3,046)	85	1,104	(1,260)	(3,117)
Total noninterest expense	20,655	374	1,284	1,179	23,492
(Loss) income from continuing operations before income taxes	(21,904)	(289)	134	(2,969)	(25,028)
Income tax provision	17	—	—	2	19
(Loss) income from continuing operations	(21,921)	(289)	134	(2,971)	(25,047)

Segment Assets as of March 31, 2010	2,550,707	2,148	22,227	34,708	2,609,790

Quarter ended March 31, 2009:
Total interest income	$25,868	$—	$225	$31	$26,124
Total interest expense	6,588	—	10	851	7,449
Net interest income before provision for credit losses	19,280	—	215	(820)	18,675
Provision for credit losses	4,181	—	—	—	4,181
Net interest income after provision for credit losses	15,099	—	215	(820)	14,494
Total noninterest income	534	117	1,031	4,016	5,698
Total noninterest expense	12,226	209	1,495	1,221	15,151
Income (loss) from continuing operations before income taxes	3,407	(92)	(249)	1,975	5,041
Income tax provision (benefit)	1,049	(28)	(77)	610	1,554
Income (loss) from continuing operations	2,358	(64)	(172)	1,365	3,487

Segment Assets as of March 31, 2009	2,209,278	4,344	29,606	36,281	2,279,509
16. Fair Value of Financial Assets
In the Company’s financial statements, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset in an orderly transaction between market participants at the measurement date. The price in the principal (or most advantageous) market used to measure the fair value of the asset or liability shall not be adjusted for transaction costs. An orderly transaction is a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets and liabilities; it is not a forced transaction. Market participants are buyers and sellers in the principal market that are (i) independent, (ii) knowledgeable, (iii) able to transact, and (iv) willing to transact.

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

Nonagency securities (private label) collateralized mortgage obligations are reported at fair value using Level 2 inputs. Management believes Level 2 is appropriate for these securities because the Company obtains fair value measurements from four sources. Two are widely known pricing services including an independent pricing service that was utilized by the FHLBank Topeka to determine the collateral value of such securities in the borrowings obtained by the Bank. The third source is an independent consultant that performs fair market valuation for securities requiring additional analysis in order to ascertain fair value in accordance with the accounting standards. Generally, if the pricing services’ value of the security are reasonably comparable and appears reasonable given the characteristics of the underlying loan pool that determine the fair value of the security, that price is utilized as estimated fair value. The Company believes such prices represent observable market data per se, and are based, in part, upon dealer quotes. Generally, if there are significant disparities in the prices between the pricing services, and the security has at least one rating below investment grade or has a Bloomberg Credit Coverage Ratio of 1.0 or less, the Company considers whether the pricing service fair value estimate is based on sufficient market activity and the performance characteristics of the loan pool underlying the particular security and concludes whether the pricing service has provided an estimate that represents fair value in accordance with GAAP. The Company has direct observable data for these securities based on this pricing service and based on other market data that is available. This data that is available includes market research of various well known firms and includes information on yield, duration, repayment, defaults, delinquency and other factors. The Company is comfortable with the data utilized by the pricing service based on its review of documentation and discussion with personnel from these entities.

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis. These instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets and liabilities measured at fair value on a non-recurring basis include the following:
Loans held for sale. Loans held for sale include SBA originated loans, residential, and multifamily loans, which for each loan type are reported in the aggregate at the lower of cost or fair value using Level 3 inputs. For SBA loans, the Company obtains fair value using a cash flow model. The fair value measurements consider observable data that may include loan type, spreads for other similar whole loans and mortgage-backed securities, prepayment speeds, servicing values, index values, and when applicable, outstanding investor commitments. The Company makes certain adjustments to the data inputs that it believes other market participants would consider in estimating the fair value of the residential held for sale portfolio including: delinquency, existence of government guarantees, seasoning, loan to value ratios, FICO scores, foreclosure levels, loss severities, among other factors. During the first three months of 2010, interest rates and spreads on residential loans held for sale contracted, which favorably impacted valuations of residential loans held for sale; however, an increase in discount rate applied to certain interest only loans substantially offset the impact of interest rates and spreads. The Company recorded provision expense to increase its previously established valuation allowance by $375,000, which reduced the carrying value of residential loans held for sale to reflect fair value. The remaining change in value from December 31, 2009, when the balance was $186,591,000, was due to repayments of $4.4 million and $603,000 transferred to real estate owned.
Mortgage servicing rights. Mortgage servicing rights are reported at the lower of cost or fair value using Level 3 inputs. The Company engages an independent third party to perform a valuation of its mortgage servicing rights periodically. Mortgage servicing rights are valued in using discounted cash flow modeling techniques that require management to make estimates regarding future net servicing cash flows, taking into consideration actual and expected mortgage loan prepayment rates, discount rates, servicing costs, and other economic factors. Certain adjustments to inputs are made to reflect the specific characteristics of the Company’s portfolio. During the three months ended March 31, 2010, the change in value of the asset versus December 31, 2009, was substantially all due to amortization.
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
Impaired loans. Certain impaired loans are reported at the fair value of the underlying collateral if the Company concludes repayment is expected solely from the collateral. Collateral values are estimated using Level 2 inputs based on observable market data or Level 3 inputs based on customized discounting criteria. During the quarter ended March 31, 2010, impaired loans were remeasured and reported at fair value through a specific valuation allowance allocation of the allowance for credit losses based upon the fair value of the underlying collateral. Impaired loans with a carrying value of $55.7 million were reduced by specific valuation allowance allocations totaling $8.1 million to a total reported fair value of $47.6 million utilizing Level 3 valuation inputs. Of the $55.7 million at March 31, 2010, $29.7 million of this balance had been reduced to the fair value of the collateral, less costs to sell, via partial charge-off during 2009 and the first quarter of 2010. The provision for credit losses on impaired loans made during the quarter ended March 31, 2010 totaled $6.8 million.

The following represents assets measured at fair value on a recurring basis as of March 31, 2010 and December 31, 2009. The valuation methodology used to measure the fair value of these securities is described earlier in this Note (There are no liabilities measured at fair value):

	Quoted Prices in	Significant	Significant
	Active Markets for	Other Observable	Other Unobservable	Total
	Identical Assets	Inputs	Inputs	Fair
	(Level 1)	(Level 2)	(Level 3)	Value
	(Dollars in thousands)
Assets at March 31, 2010:
Investment securities available-for-sale
Residential mortgage-backed securities — agency/Ginnie Mae	$60,299	$—	$—	$60,299
Residential mortgage-backed securities — agency/Fannie Mae, Freddie Mac	11,340	—	—	11,340
Residential collateralized mortgage obligations — non-agency/private label	—	18,872	—	18,872
SBA securities	—	118	—	118

Total investment securities available-for-sale	$71,639	$18,990	$—	$90,629

Assets at December 31, 2009:
Investment securities available-for-sale
Residential mortgage-backed securities — agency/Fannie Mae, Freddie Mac	$12,213	$—	$—	$12,213
Residential collateralized mortgage obligations — non-agency/private label	—	20,797	—	20,797
SBA securities	—	121	—	121

Total investment securities available-for-sale	$12,213	$20,918	$—	$33,131

The following table represents financial assets measured at fair value on a nonrecurring basis as of March 31, 2010 and December 31, 2009. The valuation methodology used to measure the fair value of these assets is described earlier in the Note.

	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable	Total
	Identical Assets	Inputs	Inputs	Fair
	(Level 1)	(Level 2)	(Level 3)	Value
	(Dollars in thousands)
Assets at March 31, 2010:
Loans held for sale	—	—	$279,946	$279,946
Impaired loans	—	—	47,606	47,606
Mortgage Servicing Rights	—	—	6,770	6,770
Other-than-temporarily impaired securities	—	—	38,965	38,965

Assets at December 31, 2009:
Loans held for sale	—	—	$260,757	$260,757
Impaired loans	—	—	25,050	25,050
Mortgage Servicing Rights	—	—	7,344	7,344
Other-than-temporarily impaired securities	—	—	38,966	38,966

Nonfinancial assets measured on a nonrecurring basis are summarized below:

	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable	Total
	Identical Assets	Inputs	Inputs	Fair
	(Level 1)	(Level 2)	(Level 3)	Value
(Dollars in thousands)
Assets at March 31, 2010:
Foreclosed real estate	—	—	$21,757	$21,757

Assets at December 31, 2009:
Foreclosed real estate	—	—	$16,350	$16,350
Foreclosed real estate consists of residential or commercial assets acquired through loan foreclosure or deed in lieu of loan foreclosure. When assets are transferred to foreclosed real estate such assets are held for sale and are initially recorded at fair value, less estimated selling costs when acquired, establishing a new cost basis. Fair value is generally determined via appraisal. Costs after acquisition are generally expensed. If the fair value of the asset declines, a write-down is recorded through expense. During the three months ended March 31, 2010, the Company incurred charges of $2.1 million to reduce real estate owned to fair value.
During the three months ended March 31, 2010 there were no transfers out of Level 3 financial assets.
The Company is required to disclose the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis. The carrying amounts and estimated fair value of financial instruments are as follows:

	March 31, 2010		December 31, 2009
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$665,721	$665,721	$586,380	$586,380
Investment securities — available for sale	90,629	90,629	33,131	33,131
Investment securities — held to maturity	333,518	269,589	357,068	292,474
Loans held for sale, net	279,946	279,946	260,757	260,757
Loans held for investment, net	1,098,938	1,070,084	1,150,105	1,129,007
FHLBank stock	9,450	N/A	9,388	N/A
Accrued interest receivable	7,293	7,293	7,023	7,023

Financial liabilities:
Deposits	$2,100,951	$2,102,326	$1,993,513	$1,994,066
Custodial escrow balances	40,558	40,558	31,905	31,905
FHLBank borrowings	168,623	180,721	180,607	190,792
Borrowed money	114,031	116,358	108,635	111,158
Junior subordinated debentures	30,442	12,921	30,442	16,726
Accrued interest payable	2,414	2,414	2,218	2,218
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
A summary of the contractual amount of significant commitments follows:

	March 31, 2010	December 31, 2009
	(Dollars in thousands)
Commitments to extend credit:
Loans secured by mortgages	$35,282	$31,516
Construction and development loans	13,196	23,605
Commercial loans and lines of credit	59,406	47,154
Consumer loans	853	705

Total commitments to extend credit	$108,737	$102,980
Standby letters of credit	7,209	8,471

Total	$115,946	$111,451

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
Contingencies — Legal
The Company and its subsidiaries are from time to time party to various litigation matters, in most cases involving ordinary and routine claims incidental to the Company’s business. The Company accrues liabilities when it is probable future costs will be incurred and such costs can be reasonably estimated. Such accruals are based upon developments to date, the Company’s estimates of the outcome of these matters and its experience in contesting, litigating and settling other matters. Because the outcome of most litigation matters is inherently uncertain, the Company will accrue a loss for a pending litigation matter if the loss is probable and can be reasonably estimated. Based on evaluation of the Company’s litigation matters and discussions with external legal counsel, management believes that an adverse outcome on the matters noted in the Company’s Annual Report on Form 10-K, against which no accrual for loss has been made at March 31, 2010, is reasonably possible but not probable, and that the outcome with respect to one or more of these matters, if adverse, is reasonably likely to have a material adverse impact on the consolidated financial position, results of operations or cash flows of the Company.
The legal contingencies of the Company are more fully described in the Company’s Form 10-K for the year ended December 31, 2009 under Item 3. Legal Proceedings and in Note 17 to the audited financial statements. During the three months ended March 31, 2010, there were no material changes to the information previously reported except as disclosed below and in Part II, Item 1, Legal Proceedings.

United Western Bank. Anita Hunter et. al. v. Citibank, N.A. et al. including United Western Bank. The Bank received this class action complaint in July of 2009 brought by seven named plaintiffs on behalf of a class of approximately 330 similarly situated people residing throughout the United States, each of whom lost substantial sums of money (“Exchange Funds”) entrusted to seven qualified intermediaries (“QIs”) to facilitate their respective Internal Revenue Code Section 1031 Exchanges. According to the complaint, the QIs were controlled by an individual named Edward Okun and certain other individuals who would gain access to the Exchange Funds and convert the Exchange Funds for their own use for personal gain. The plaintiffs seek class certification for all similarly situated plaintiffs who lost Exchange Funds when they placed such funds using the QIs. One of the QIs maintained accounts at the Bank for the purpose of holding Exchange Funds. With respect to plaintiffs’ claims against the Bank, plaintiffs alleged, among other things, that the Bank knowingly aided and abetted breaches of fiduciary duties by Mr. Okun by facilitating wire transfers of Exchange Funds from accounts at the QI at the Bank to accounts controlled by Mr. Okun and his related entities at other financial institutions. On October 2, 2009, the Bank filed a Motion to Dismiss with the court requesting the court to dismiss all plaintiffs’ claims against the Bank since the Bank successfully initiated the QI’s wire transfers, and therefore, the Bank cannot be held liable under U.C.C. Article 4-A. On February 3, 2010, the court granted the Bank’s Motion to Dismiss agreeing with the Bank that the Bank cannot be held liable under U.C.C. Article 4-A; and furthermore, that all common law claims against the Bank are preempted by U.C.C Article 4-A. While the court dismissed the Bank from the action, it granted the plaintiffs with leave to amend the complaint. On March 3, 2010, the plaintiffs filed a second amended complaint with the court against the Bank and other defendants, making the following allegations specifically against the Bank: (i) aiding and abetting a breach of fiduciary duty by means of non-electronic transfers; (ii) aiding and abetting fraud by means of non-electronic transfers; (iii) aiding and abetting fraud; (iv) conversion and aiding and abetting conversion by means of non-electronic transfers; (v) conversion; (vi) aiding and abetting a conversion; (vii) contractual interference; (viii) negligence and (ix) violations of U.C.C. Article 4-A. On April 9, 2010, the Bank filed its Motion to Dismiss Plaintiff’s Second Amended Complaint. While the Bank’s liability, if any, to the plaintiffs claims in this case is uncertain at this time, the Company believes that the Bank has meritorious defenses to the plaintiffs’ claims.
Contingencies — Guarantees
In the period between 2000 and 2003, Matrix Financial originated and sold approximately $8.9 billion of residential mortgage loans. Since that time the Bank has periodically sold residential mortgage loans. The Company maintains a liability for estimated losses on mortgage loans expected to be repurchased or on which indemnification is expected to be provided. The Company regularly evaluates the adequacy of this repurchase liability based on trends in repurchase and indemnification requests, actual loss experience, and other relevant factors including economic conditions. Total loans repurchased during the three months ended March 31, 2010 and 2009 were $39,000 and $16,000, respectively. Loans indemnified that remain outstanding at March 31, 2010 totaled $5.1 million, of which $2.0 million were guaranteed as to principal by FHA. Losses net of recoveries charged against the liability for estimated losses on repurchase and indemnification were $113,000 and $16,000 for the three months ended March 31, 2010 and 2009, respectively. At March 31, 2010 and December 31, 2009, the liability for estimated losses on repurchase and indemnification was $880,000 and $891,000, respectively, and was included in other liabilities in the consolidated balance sheets.
In connection with the May 2006 sale of ABS School Services, LLC, the Company and Equi-Mor Holdings, Inc., a wholly owned subsidiary of the Company, guaranteed, for a five year period, the repayment of the loans sold to the purchaser up to an aggregate amount of $1.65 million, creating a recourse obligation for the Company. During the first quarter of 2010 and 2009, the Company incurred no losses against its guarantee. The balance of the estimated liability at March 31, 2010 and December 31, 2009, was $192,000, and is included in other liabilities in the consolidated balance sheets.
18. Discontinued Operations — Sale of UW Trust Assets
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

The operating results associated with the sale of UW Trust assets have been retrospectively presented as discontinued operations beginning January 1, 2009. The operating results of UW Trust previously included in the Company’s custodial and advisory services segment, and now included in income from discontinued operations, net of income taxes are presented in the table below.
After the sale, UW Trust Company retained and continues to operate its custodial escrow and paying agent lines of business.

	Three Months Ended March 31,
	2010	2009
	(Dollars in thousands, except share information)
Net interest income after provision for credit losses	$—	$—
Noninterest income	—	2,506
Noninterest expense	—	2,824

Loss before taxes from discontinued operations	—	(318)
Income tax benefit	—	(107)

Loss from discontinued operations, net of income taxes	—	(211)

Loss from discontinued operations of UW Trust, per share — basic and diluted	$—	$(0.03)

Premises and equipment with a book value of $2,505,000 at March 31, 2009 was included in other assets and carried at the lower of cost or fair value. These assets were sold to the Buyers in connection with the sale of UW Trust assets.
19. Impact of Recently Issued Accounting Standards
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
Accounting Standards Update (ASU) No. 2009-16, “Transfers and Servicing (Topic 860) — Accounting for Transfers of Financial Assets.” ASU 2009-16 amends prior accounting guidance to enhance reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets. ASU 2009-16 eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. The new authoritative accounting guidance also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. The provisions from ASU 2009-16 became effective on January 1, 2010. The adoption ASU 2009-16 resulted in the deferral of approximately $548,000 of gains on sale of SBA loans. During the quarter ended March 31, 2010, the Company sold guaranteed portions of SBA loans with a principal balance of $6,568,000 to third parties. However, these loans are subject to a SBA warranty for a period of 90 days, which requires under this new accounting guidance for the Company to treat these as secured borrowings during the warranty period. The warranty periods for these loans expire through June 29, 2010. Provided the loans remain current through the end of the warranty period, all elements necessary to record the sale and recognize the gain will have been met.

ASU No. 2009-17, “Consolidations (Topic 810) — Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.” ASU 2009-17 amends prior guidance to change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. ASU 2009-17 requires additional disclosures about the reporting entity’s involvement with variable-interest entities and any significant changes in risk exposure due to that involvement as well as its affect on the entity’s financial statements. ASU 2009-17 became effective January 1, 2010 and did not have a significant impact on the Company’s financial statements.
ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820) — Improving Disclosures About Fair Value Measurements.” ASU 2010-06 requires expanded disclosures related to fair value measurements including (i) the amounts of significant transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy and the reasons for the transfers, (ii) the reasons for transfers of assets or liabilities in or out of Level 3 of the fair value hierarchy, with significant transfers disclosed separately, (iii) the policy for determining when transfers between levels of the fair value hierarchy are recognized and (iv) for recurring fair value measurements of assets and liabilities in Level 3 of the fair value hierarchy, a gross presentation of information about purchases, sales, issuances and settlements. ASU 2010-06 further clarifies that (i) fair value measurement disclosures should be provided for each class of assets and liabilities (rather than major category), which would generally be a subset of assets or liabilities within a line item in the statement of financial position and (ii) company’s should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for each class of assets and liabilities included in Levels 2 and 3 of the fair value hierarchy. The disclosures related to the gross presentation of purchases, sales, issuances and settlements of assets and liabilities included in Level 3 of the fair value hierarchy will be required for the Company beginning January 1, 2011. The remaining disclosure requirements and clarifications made by ASU 2010-06 became effective for the Company on January 1, 2010. See Note 16 — Fair Value of Financial Assets.
In January 2010, the FASB issued guidance requiring increased fair value disclosures. There are two components to the increased disclosure requirements set forth in the update: (1) a description of, as well as the disclosure of, the dollar amount of transfers in or out of level one or level two and (2) in the reconciliation for fair value measurements using significant unobservable inputs (level 3), a reporting entity should present separately information about purchases, sales, issuances and settlements (that is, gross amounts shall be disclosed as opposed to a single net figure). Increased disclosures regarding the transfers in/out of level one and two are required for interim and annual periods beginning after December 15, 2009. The adoption of this portion of the standard did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows. Increased disclosures regarding the level three fair value reconciliation are required for fiscal years beginning after December 15, 2010.

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
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains certain statements that may be deemed “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to significant risks and uncertainties. Forward-looking statements include information concerning our future results, interest rates, loan and deposit growth, operations, development and growth of our community bank network and our business strategy. Forward-looking statements often include terminology such as “may,” “will,” “expect,” “anticipate,” “predict,” “believe,” “plan,” “estimate,” “continue,” “could,” “should,” “would,” “intend,” “projects” or the negative thereof or other variations thereon or comparable terminology and similar expressions. However, a statement may still be forward looking even if it does not contain one of these terms. As you consider forward-looking statements, you should understand that these statements are not guarantees of future performance or results. They involve risks, uncertainties and assumptions that could cause actual performance or results to differ materially from those in the forward-looking statements. These factors include, but are not limited to: the successful implementation of our community banking strategies; the ability to secure, timing of, and any conditions imposed thereon of any, regulatory approvals or consents for new branches or other contemplated actions; the availability of suitable and desirable locations for additional branches or other contemplated actions; the continuing strength of our existing business, which may be affected by various factors, including but not limited to interest rate fluctuations, level of delinquencies, defaults and prepayments, increased competitive challenges, and expanding product and pricing pressures among financial institutions; changes in financial market conditions, either internationally, nationally or locally in areas in which we conduct our operations, including without limitation, reduced rates of business formation and growth, commercial and residential real estate development, real estate prices and other recent problems in the commercial and residential real estate markets; demand for loan products and financial services; unprecedented fluctuations in markets for equity, fixed-income, commercial paper and other securities, including availability, market liquidity levels, and pricing; increases in the levels of losses, customer bankruptcies, claims and assessments; the extreme levels of volatility and limited credit currently being experienced in the financial markets; changes in political and economic conditions, including the economic effects of terrorist attacks against the United States and related events; legal and regulatory developments, such as changes in fiscal, monetary, regulatory, trade and tax policies and laws, including policies of the U.S. Department of Treasury and the Federal Reserve Board; our participation, or lack thereof, in governmental programs implemented under the Emergency Economic Stabilization Act (the “EESA”), including without limitation the Troubled Asset Relief Program (“TARP”), and the Capital Purchase Program (the “CPP”), and the impact of such programs and related regulations on our business and on international, national, and local economic and financial markets and conditions.
Additional information concerning these and other factors that may cause actual results to differ materially from those anticipated in forward-looking statements is contained in the “Risk Factors” section included in the Company’s Annual Report on Form 10-K filed on March 15, 2010 and in the Company’s other periodic reports and filings with the Securities and Exchange Commission. The Company cautions investors not to place undue reliance on the forward-looking statements contained in this Quarterly Report.
Any forward-looking statements made by the Company speak only as of the date on which the statements are made and are based on information known to us at that time. We do not intend to update or revise the forward-looking statements made in this Quarterly Report after the date on which they are made to reflect subsequent events or circumstances, except as required by law.
Overview
Net loss and loss from continuing operations for the quarter ended March 31, 2010 was $(25.0) million, or ($.86) per diluted share, compared to net income from continuing operations of $3.5 million, or $.48 per share, for the first quarter of 2009. The loss in the first quarter of 2010 was attributed to four principal factors, (i) $14.2 million of provision for credit losses, (ii) a net other-than-temporary impairment charge on non-agency mortgage backed securities of $5.3 million (iii) the $9.3 million addition to the deferred tax valuation allowance against the Company’s gross deferred tax assets of $51.3 million; (iv) during the first quarter, the Company held on average approximately $877 million of excess short term liquidity on its balance sheet, which resulted in an approximate 108 basis point reduction in net interest margin for the period. The impact on net interest margin was calculated by eliminating the excess liquidity and a corresponding amount of processing and trust money market deposits from the average balance sheet table that is included below.

Net interest income before provision for credit losses declined by $2.9 million, or 15%, from the first quarter of 2009 to the first quarter of 2010 principally as a result of higher levels of liquidity that we maintained on our balance sheet. We continue to market deposits to our customer base; however, in the current environment we have been cautious in our deployment of that liquidity and believed it is prudent to maintain higher than normal levels of liquidity on the balance sheet. Between the quarter ended March 31, 2009, and the quarter ended March 31, 2010, we grew average interest bearing liabilities by $524 million, while $362 million of deposit growth was invested in interest-earning deposits, principally Fed Funds sold and balances due from the Federal Reserve and FHLBank, which yielded 25 basis points. As a result, net interest margin decreased 113 basis points to 2.35% for the first quarter of 2010, compared to 3.48% for the first quarter of 2009.
Total assets at March 31, 2010 were $2.61 billion, which represents an increase of $84 million from December 31, 2009. The increase in assets was the result of our successful marketing of deposits, including custodial escrow balances, which grew $116 million. Of this growth in deposits, $391 million was in processing and trust deposits and $27 million was in community bank deposits, which were offset by a $302 million decrease in brokered deposits. At March 31, 2010, cash was $665.7 million, an $80 million increase over December 31, 2009 when cash balances were $586 million. Total loans, before the allowance for credit losses, decreased $25 million. The balance sheet strategy that we implemented in 2008 included a reduction in loan growth relative to earlier periods, a reduction in land lending and a reduction in the extension of new construction commitments. Total shareholders’ equity decreased by $25 million, to $134.7 million at March 31, 2010, compared to $159.7 million at December 31, 2009 as result of the net loss incurred during the first quarter.
Nonperforming loans increased during the first three months of 2010 and total nonperforming held for investment loans were $59.8 million at March 31, 2010. Total nonperforming assets were $78.4 million at March 31, 2010, or 3.01% of total assets, compared to $57.5 million, or 2.28%, of total assets, at December 31, 2009. At March 31, 2010, nonperforming community bank loans held for investment were $56.4 million, or 5.72% of the community bank portfolio, compared with $40.6 million, or 3.96%, at December 31, 2009. The increase was principally caused by the economic conditions faced by our customers. Nonperforming residential loans decreased from year end, and were $3.4 million at March 31, 2010, compared to $3.9 million at December 31, 2009.
A discussion of the Company’s results of continuing operations is presented below. Certain reclassifications have been made to make prior periods comparable. The financial statement information for the quarter ended March 31, 2009 reflect the operating results associated with the assets sold by UW Trust, as discontinued operations.
Comparison of Results of Operations for the Quarters Ended March 31, 2010 and March 31, 2009
(Loss) income from continuing operations. For the quarter ended March 31, 2010, we incurred a loss of ($25.0) million, or ($.86) per share, from continuing operations, as compared to income from continuing operations of $3.5 million, or $.48 per basic and diluted share, for the quarter ended March 31, 2009.
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

	For Three Months Ended March 31,
	2010			2009
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Assets
Interest-earning assets
Community bank loans:
Commercial real estate loans	$416,296	$5,898	5.75%	$389,495	$5,613	5.85%
Construction and development loans	297,675	3,109	4.24	385,996	4,631	4.87
Originated SBA loans	164,821	2,220	5.46	137,979	1,890	5.56
Multifamily loans	38,779	524	5.40	49,628	631	5.09
Commercial loans	131,064	1,812	5.61	113,517	1,546	5.52
Consumer and other loans	46,653	562	4.89	22,399	30	0.54

Total community bank loans	1,095,288	14,125	5.23	1,099,014	14,341	5.29

Other loans and securities:
Residential loans	274,268	2,854	4.16	362,265	4,699	5.19
Purchased SBA loans and securities	114,200	526	1.87	136,348	336	1.00
Mortgage-backed securities	345,914	4,346	5.03	498,120	6,635	5.33

Total other loans and securities	734,382	7,726	4.21	996,733	11,670	4.68

Interest-earning deposits	877,234	547	0.25	41,477	20	0.18
FHLBank stock	9,388	63	2.72	29,047	93	1.30

Total interest-earning assets	2,716,292	$22,461	3.34%	2,166,271	$26,124	4.86%

Non-interest earning assets
Cash	65,337			24,890
Allowance for credit losses	(38,524)			(20,109)
Premises and equipment	23,955			26,473
Other assets	105,461			95,828

Total non-interest bearing assets	156,229			127,082

Total assets	$2,872,521			$2,293,353

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Passbook accounts	$394	$—	0.24%	$327	$—	0.25%
Community Bank MMDA and NOW	57,927	141	0.99	53,644	178	1.35
Processing and Trust MMDA and NOW	1,599,061	1,500	0.38	1,345,630	1,787	0.54
Certificates of deposit	480,978	2,163	1.82	150,809	1,317	3.54
FHLBank borrowings	170,219	1,053	2.47	224,392	2,381	4.24
Repurchase agreements	78,290	902	4.61	80,201	905	4.51
Borrowed money and junior subordinated debentures	60,554	898	5.93	68,442	881	5.15

Total interest-bearing liabilities	2,447,423	6,657	1.10%	1,923,445	7,449	1.56%

Noninterest-bearing liabilities:
Demand deposits (including custodial escrow balances)	251,075			243,815
Other liabilities	13,865			22,015

Total non-interest bearing liabilities	264,940			265,830

Shareholders’ equity	160,158			104,078

Total liabilities and shareholders equity	$2,872,521			$2,293,353

Net interest income before provision for credit losses		$15,804			$18,675

Interest rate spread			2.24%			3.30%

Net interest margin			2.35%			3.48%

Ratio of average interest-earning assets to average interest-bearing liabilities			110.99%			112.62%

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

	Three Months Ended March 31,
	2010 vs. 2009
	Increase (Decrease) Due to Change in
	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Community bank loans:
Commercial real estate loans	$384	$(99)	$285
Construction and development loans	(972)	(550)	(1,522)
Originated SBA loans	365	(35)	330
Multifamily loans	(143)	36	(107)
Commercial loans	240	26	266
Consumer and other loans	63	469	532
Other loans and securities:
Residential loans	(1,015)	(830)	(1,845)
Purchased SBA loans and securities	(63)	253	190
Mortgage-backed securities	(1,933)	(356)	(2,289)
Interest-earning deposits	517	10	527
FHLBank stock	(90)	60	(30)

Total interest-earning assets	(2,647)	(1,016)	(3,663)

Interest-bearing liabilities:
Community Bank MMDA and NOW	13	(50)	(37)
Processing and Trust MMDA and NOW	307	(594)	(287)
Certificates of deposit	1,753	(907)	846
FHLBank borrowings	(486)	(842)	(1,328)
Repurchase agreements	(23)	20	(3)
Borrowed money and junior subordinated debentures	(108)	125	17

Total interest-bearing liabilities	1,456	(2,248)	(792)

Change in net interest income before provision for credit losses	$(4,103)	$1,232	$(2,871)

As detailed in the foregoing tables, net interest income before provision for credit losses decreased $2.9 million, or 15%, to $15.8 million for the quarter ended March 31, 2010, as compared to $18.7 million for the quarter ended March 31, 2009. Net interest margin decreased 113 basis points to 2.35% for the quarter ended March 31, 2010, from 3.48% for the quarter ended March 31, 2009. The tables indicate the decrease in net interest margin and net interest income before provision for credit losses was principally the result of an increase in on-balance sheet liquidity invested in lower yielding short-term deposits principally at the Federal Reserve Bank.
Interest income declined $3.6 million to $22.5 million for the quarter ended March 31, 2010, as compared to $26.1 million for the quarter ended March 31, 2009. Average community bank loans decreased $3.7 million to $1.095 billion for the quarter ended March 31, 2010, compared to $1.099 billion for the quarter ended March 31, 2009. The yield on those assets declined to 5.23% for the first quarter of 2010, as compared to 5.29% for the first quarter of 2009.

During the same first quarter periods, the average balance of other loans and securities declined by $262 million to $734 million for the quarter ended March 31, 2010, as compared to $997 million for the quarter ended March 31, 2009. The decline in average other loans and securities was consistent with our plans to allow purchased SBA loans and securities and non-agency residential mortgage backed securities to decline through repayment over time as we add traditional community bank assets and other lower risk assets to the balance sheet, including Ginnie Mae securities. The yield on other loans and mortgage-backed securities declined to 4.21% for the first quarter of 2010 as compared to 4.68% for first quarter of 2009. The decrease in the yield on these assets was due principally to the decreases in market interest rates. The majority of the other loans and securities are variable rate including the residential mortgage loans for which the significant majority have reached their initial reset date and now fluctuate at least annually and the purchased guaranteed portions of SBA 7a loans, which are tied to prime.
Also during the first quarter of 2010, the average balance of interest-earning deposits and FHLBank stock increased to $887 million for the quarter ended March 31, 2010 compared to $71 million for the quarter ended March 31, 2009. The yield on these assets declined to 28 basis points for the quarter ended March 31, 2010 compared to 65 basis points for the quarter ended March 31, 2009. The growth in interest-earning deposits was caused by our successful deposit marketing efforts and the cautious stance we have taken in the deployment of these assets, which has resulted in erosion of our net interest income and net interest margin. At March 31, 2010, interest-earning deposits were $626 million compared to the quarterly average of $877 million principally a result of the withdrawal of certain brokered deposits during the period. Accordingly, the Company believes that average interest-earning deposits will be lower in the second quarter of 2010 than in the first quarter; however, interest-bearing deposits are anticipated to continue to negatively impact net interest income for that period.
Overall, the cost of liabilities declined 46 basis points in the comparable quarters to 1.10% for the quarter ended March 31, 2010, versus 1.56% for the quarter ended March 31, 2009. Between these periods, the average balance of interest-bearing liabilities increased by $524 million. This was principally a result of the increase in money market and NOW accounts and certificates of deposits, which offset a decline in FHLBank borrowings. Money market and NOW accounts increased an average of $258 million, certificates of deposits increased $330 million, and FHLBank borrowings declined $54 million. The overall growth in interest-bearing liabilities was related to our successful deposit marketing efforts. In total, the cost of interest-bearing liabilities decreased $792,000 between the periods.
Through our Asset Liability Management Committee, we have maintained a modest asset sensitive position to prospective changes in interest rates. Accordingly, as interest rates increase from current levels, we would expect expansion of our net interest income and net interest margin.
Provision for Credit Losses. The provision for credit losses is determined by the Company as the amount necessary to be added to the allowance for credit losses after net charge-offs to bring the allowance to a level which, in management’s best estimate, is necessary to absorb probable losses inherent within the existing loan portfolio. The provision for credit losses was $14.2 million for the quarter ended March 31, 2010, compared to $4.2 million for the quarter ended March 31, 2009. The provision for credit losses in the first quarter of 2010 was a function of an increase in nonperforming loans and increases in the levels of reserves for certain loan types based on changes in the historical loss experience. Provision for the first quarter of 2010 was comprised of $7.4 million to the general allowance and $6.8 million to loans identified specifically for impairment. One larger construction relationship contributed significantly to the provision expense for the first quarter of 2010, which consists of two projects, was charged off by $2.5 million and the Bank further added $1.8 million of specific impairments on these two notes at March 31, 2010.
The provision for credit losses in the first quarter of 2009 included $2.0 million for specific impairment on two loans, $1.8 million for other loans that demonstrated signs of weakness for which the loan grade was reduced and an increase of approximately $377,000 attributed to our construction and development lending portfolio. For a discussion of the Company’s allowance for credit loss methodology see “Significant Accounting Estimates — Allowance for Credit Losses,” in Note 1 to our financial statements and, as it relates to nonperforming assets, see “Asset Quality.”

Noninterest Income. An analysis of the components of noninterest income is presented in the table below:

	Three Months Ended March 31,		Dollar	Percent
	2010	2009	Change	Change
	(Dollars in thousands)
Noninterest income:
Custodial, administrative and escrow services	$85	$116	$(31)	-27%
Loan administration	1,010	1,157	(147)	-13%
Gain on sale of loans held for sale	596	48	548	1142%
Gain on sale of investment in Matrix Financial Solutions, Inc	—	3,567	(3,567)	NM

Total other-than-temporary impairment losses	(5,780)	—	(5,780)	NM
Portion of loss recognized in other comprehensive income (before taxes)	477	—	477	NM

Net impairment losses recognized in earnings	(5,303)	—	(5,303)	NM

Other income	495	810	(315)	-39%

Total noninterest (loss) income	$(3,117)	$5,698	$(8,815)	NM

NM = Not Meaningful
Custodial, Administrative and Escrow Services. Service fees decreased $31,000, or 27%, to $85,000 for the quarter ended March 31, 2010, as compared to $116,000 for the quarter ended March 31, 2009.
In 2007, the Company elected to restructure our relationship with one life settlement agent for special asset acquisitions and administration and terminate certain elements of business with respect to this large life settlement agent account. As a result of this decision, there has been a corresponding decline in revenues relating to the escrow administration business. On June 27, 2009, UW Trust transferred substantially all of its contractual relationships for custodial and administrative services pertaining to individual retirement accounts and other tax qualified retirement plans in an exchange for value to Equity Trust Company pursuant to a purchase and sale agreement (the “PSA”). The PSA provided that, until June 27, 2014, UW Trust may not, with certain exceptions: (i) serve as a custodian or trustee for self-directed individual retirement accounts in which customers have the ability to invest through such accounts in certain alternative investments; or (ii) act as a custodian or administrator for certain tax qualified retirement plans. UW Trust is in the process of implementing its revised business plan in light of these restrictions and intends to focus the majority of its business on providing administrative and escrow services prospectively.
Loan Administration. Loan administration income represents service fees earned from servicing loans for various investors, which are based on a contractual percentage of the outstanding principal balance plus late fees and other ancillary charges. Loan administration fees decreased $147,000 or 13%, to $1.0 million for the quarter ended March 31, 2010, as compared to $1.2 million for the quarter ended March 31, 2009. These decreases are consistent with the declines in our mortgage loan servicing portfolio. Our mortgage loan servicing portfolio decreased to an average balance of $755 million for the quarter ended March 31, 2010, as compared to an average balance of $884 million for the quarter ended March 31, 2009. Our average service fee rate (including all ancillary income) of 0.45% for the first quarter of 2010 was 3 basis points lower than the 0.48% for the first quarter of 2009. We anticipate loan administration fees will continue to decrease as our servicing portfolio decreases through normal amortization and prepayments.
Gain on Sale of Loans Held for Sale. Gain on sale of loans held for sale was $596,000 for the quarter ended March 31, 2010, as compared to $48,000 for the quarter ended March 31, 2009. During the first quarter of 2010, the Bank sold $7.1 million of SBA-originated loans. The loan sales were part of our management of industry concentrations, interest rate risk, and regular sales of the guaranteed portion of SBA-originated loans. For the quarter ended March 31, 2009, the Bank sold $3.4 million of SBA-originated loans, which generated gains of $48,000. In addition, the new accounting guidance adopted in the first quarter of 2010 resulted in $548,000 of unrecognized gains on the sale of $6.6 million of SBA originated loans. These gains were deferred due to a warranty period that must lapse before the gains may be recognized in the financial statements. On the loans sold with deferred gains during the first quarter of 2010, the warranty period expires on a loan by loan basis through June 29, 2010. We expect such gains may fluctuate significantly from quarter to quarter based on a variety of factors, such as the current interest rate environment, the supply and mix of loans available in the market, the particular loan portfolios we elect to sell, and market conditions.

Other-Than-Temporary Impairment (“OTTI”). During the quarter ended March 31, 2010, the Company recognized $5.3 million of net OTTI losses in earnings on eight of its non-agency residential mortgage-backed securities due to continued deterioration in the underlying performance of the mortgage collateral of these securities. Management believes in the current economic conditions that it is reasonably possible the Company will incur future OTTI charges on its non-agency mortgage backed securities. See additional discussion in Note 3 to our financial statements — “Investment Securities.”
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
Other Income. Other income for the quarter ended March 31, 2010 was $495,000 or $315,000 less than for the quarter ended March 31, 2009 and principally included income earned on bank-owned life insurance of $233,000, service charges of $127,000 and other miscellaneous items that totaled $135,000. This compares to the first quarter of 2009 when other income was $811,000 and included income earned on bank-owned life insurance of $233,000, income of $263,000 from the revenue sharing agreement with Community Development Funding, LLC, and other miscellaneous items that totaled $315,000.
Noninterest Expense. Noninterest expense increased $8.3 million, or 55%, to $23.5 million for the quarter ended March 31, 2010, as compared to $15.2 million for the quarter ended March 31, 2009. The following table details the components of noninterest expense for the periods indicated:

	Three Months Ended March 31,		Dollar	Percent
	2010	2009	Change	Change
	(Dollars in thousands)
Noninterest expense:
Compensation and employee benefits	$6,001	$6,255	$(254)	-4%
Subaccounting fees	6,935	3,440	3,495	102%
Amortization of mortgage servicing rights	574	795	(221)	-28%
Lower of cost or fair value adjustment on loans held for sale	562	(577)	1,139	-197%
Occupancy and equipment	859	792	67	8%
Deposit insurance	1,796	688	1,108	161%
Postage and communication	251	223	28	13%
Professional fees	780	1,096	(316)	-29%
Mortgage servicing rights subservicing fees	317	368	(51)	-14%
Asset quality	2,815	254	2,561	1008%
Other general and administrative	2,602	1,817	785	43%

Total noninterest expense	$23,492	$15,151	$8,341	55%

Compensation and employee benefits expense decreased $254,000 to $6.0 million for the quarter ended March 31, 2010, as compared to $6.3 million for the quarter ended March 31, 2009. The head count was relatively unchanged, with 229 at March 31, 2010 compared to 228 at March 31, 2009. The principal cause of the decrease in compensation expense between the periods was a $446,000 decrease in incentive compensation, which was partially offset by a $124,000 increase in director fees and an $83,000 increase in medical insurance costs. Included in compensation and employee benefits were costs of $331,000 and $295,000 for our stock-based compensation plans for the quarter ended March 31, 2010 and 2009, respectively. The increase in stock-based compensation expense was due to additional stock-based compensation being granted subsequent to March 31, 2009.
Subaccounting fees, which represent fees paid to third parties to service depository accounts on our behalf, are incurred at the Bank in respect of certain custodial and processing and trust deposits. Such fees increased $3.5 million, or 102%, to $6.9 million for the quarter ended March 31, 2010, compared to $3.4 million for the quarter ended March 31, 2009. After the completion of the sale of certain assets of UW Trust at the end of June 2009, the Company incurred subaccounting fees on the custodial deposits transferred to the buyer, which accounted for substantially all the increase between the first quarter of 2010 and the first quarter of 2009. The average balances subject to subaccounting fees increased $11 million for the quarter ended March 31, 2010, to $1.23 billion from $1.12 billion for the quarter ended March 31, 2009. On May 3, 2010, we assisted Equity Trust Company, our largest depositor, in establishing a new deposit relationship for $350 million of its custodial deposits with a third party bank. Contemporaneously with this transfer of Equity Trust custodial deposits, we entered into an amendment to the Equity Trust subaccounting agreement that reduced the maximum amount of Equity Trust custodial deposits at the Bank from $1 billion to $700 million. The amendment further eliminated the Bank’s obligation to assure minimum subaccounting fees to Equity Trust as a result of this transfer to the third party bank. This will result in a material reduction in aggregate subaccounting fees and interest expense in 2010 and beyond. As consideration for Equity Trust entering into this modification to the subaccounting agreement by and between Equity Trust and the Bank, the Bank paid a fee of $1.2 million to Equity Trust. This fee and related expenses will be recovered within 2010 from reduced subaccounting fees and lower interest expense paid with respect to the Equity Trust custodial deposits.

Amortization of mortgage servicing rights decreased $221,000, or 28%, to $574,000 for the quarter ended March 31, 2010, as compared to $795,000 for the quarter ended March 31, 2009. Amortization of mortgage servicing rights is principally a function of the level of repayments of the remaining portfolio. The average balance in our mortgage servicing rights portfolio decreased to $755 million for the quarter ended March 31, 2010, as compared to $884 million for the quarter ended March 31, 2009. Prepayment speeds on our servicing portfolio were 18.3% for the quarter ended March 31, 2010, as compared to 16.4% for the quarter ended March 31, 2009.
The lower of cost or fair value on loans held for sale resulted in a charge of $562,000 for the quarter ended March 31, 2010, compared to a recovery of $577,000 for the quarter ended March 31, 2009. The charge of $562,000 for the quarter ended March 31, 2010, reflected the additional discount on the pricing of certain interest only residential whole loans and discounts for the fair value of two nonperforming multifamily loans. For the quarter ended March 31, 2009, the recovery was due to a decline in interest rates which resulted in an increase in the value of certain assets.
Occupancy and equipment expense increased $67,000, or 8%, to $859,000 for the quarter ended March 31, 2010, as compared to $792,000 for the quarter ended March 31, 2009. We recognized $284,000 of amortization of deferred gain as a reduction of occupancy expense for the quarter ended March 31, 2010 and 2009. This amount represents a reduction in our occupancy expense for the period from the recognition of the deferred gain resulting from the sale-leaseback of the United Western Financial Center, which is being amortized into income over the ten-year term of the lease.
Deposit insurance increased $1.1 million, to $1.8 million for the quarter ended March 31, 2010, compared to $688,000 for the first quarter of 2009. The increase in deposits insurance expense was due to increases in the fee assessment rates during 2009. The FDIC finalized a rule in December 2008 that raised the then current assessment rates uniformly by 12 to 14 basis points. In February 2009, the FDIC issued final rules to amend the deposit insurance fund restoration plan, change the risk-based assessment system and set assessment rates for Risk Category 1 institutions beginning in the first quarter of 2009. The new initial base assessment rate ranged from 12 to 16 basis points, on an annualized basis, and from 7 to 24 basis points after the effect of potential base-rate adjustments, depending upon various factors. The actual assessment is dependent upon certain risk measures as defined in the final rule. In 2009, the Bank had its risk category change as a result of its regularly scheduled regulatory examination. Also, the increase was also related to the additional 10 basis point assessment incurred on covered transaction accounts exceeding $250,000 under the Temporary Liquidity Guaranty Program, in which the Bank participates. The Company cannot provide any assurance as to the ultimate amount or timing of any such emergency special assessments, should such special assessments occur, as such special assessments are dependent upon a variety of factors which are beyond the Company’s control.
Asset quality expenses increased $2.6 million, to $2.8 million for the quarter ended March 31, 2010, compared to $254,000 for the first quarter of 2009. The increase in asset quality expenses was due to charges to reduce the carrying value of real estate owned of $2.1 million for the quarter ended March 31, 2010 compared to $254,000 for the quarter ended March 31, 2009. That increase was the result of a $1.6 million write down on the largest property in real estate owned. The balance of the increase was for loan collection expenses, which increased consistent with the increase in total non-performing assets between the periods.
The remainder of noninterest expense, which includes postage and communication expense, professional fees, mortgage servicing rights subservicing fees, and other general and administrative expenses increased approximately $785,000 to $2.6 million for the quarter ended March 31, 2010, as compared to $1.8 million for the quarter ended March 31, 2009. The decrease in professional fees was the result of a decrease in audit fees. The increase in other general and administrative expenses was principally due to increases of $480,000 in consulting fees principally incurred in connection with the first quarter regulatory review of the Bank and $282,000 in other operating expenses.
Income Taxes. The income tax provision from continuing operations was $19,000 for the quarter ended March 31, 2010, as compared to income tax expense from continuing operations of $1.6 million for the quarter ended March 31, 2009. The effective income tax rate for the first quarter of 2010 was impacted by the current period loss from operations offset by an additional $9.3 million deferred tax valuation allowance recorded in the first quarter of 2010. There was no deferred tax valuation allowance recorded at March 31, 2009. Due to the losses incurred in the fourth quarter of 2009 and for the year then ended and in the first quarter of 2010, the Company was unable to conclude that it is more likely than not that it will generate sufficient taxable income in the foreseeable future to realize all of its deferred tax assets. At March 31, 2010, gross deferred tax assets were $51.3 million.

Balance Sheet
Total assets increased $84 million, or 3%, to $2.61 billion at March 31, 2010 from $2.53 billion at December 31, 2009. Community bank loans held for investment decreased by $37.9 million to $985.5 million at March 31, 2010, compared to $1.02 billion at December 31, 2009. Other loans held for investment declined $6.3 million to $155.1 million at March 31, 2010 compared to $161.4 million at December 31, 2009 primarily from repayments of residential loans and purchased SBA loans. Loans held for sale increased $19.2 million to $280.0 million at March 31, 2010 as compared to $260.8 million at December 31, 2009 due to an increase in originated SBA 504 and 7a loans as well as from buy-outs from our servicing portfolio of residential mortgage loans.
Total liabilities increased by $108.6 million to $2.48 billion at March 31, 2010 from $2.37 billion at December 31, 2009. The increase in liabilities was the principal result of a $116 million increase in deposits, inclusive of custodial escrow deposits. Of this growth in deposits, $391 million was in processing and trust deposits, which was offset by a $302 million decrease in brokered deposits and a $27 million increase in community bank deposits. Brokered deposits decreased as a result of brokered and CDARS® deposits that matured during the first quarter which were not renewed or roll-over as a result of such deposits being deemed brokered and the Company’s brokered deposit restriction.
Investment Securities
See Note 3 to the consolidated financial statements in this report for additional detailed information related to the Company’s investment securities portfolio.
The tables below show the change in the book value of residential mortgage-backed securities between December 31, 2009 and March 31, 2010 by its place in the credit support structure and the amount of risk based capital required to hold these securities at those periods (securities listed as held by the Company include securities owned directly by the Company and one other non-regulated subsidiary of the Company):

				Change in Book Value
				Excluding Purchases and	Net OTTI Between
				OTTI Between December	December 31, 2009
	Simple Credit		Book Value at	31, 2009 and March 31,	and March 31,		Book Value at
Holding Entity	Structure	Credit Structure	December 31, 2009	2010	2010	Purchases	March 31, 2010
			(Dollars in thousands)
Bank	Non-agency	Support	$101,049	$(4,493)	$(4,277)	$—	$92,279
Bank	Non-agency	Subordinate	15,712	(90)	—	—	15,622
Bank	Non-agency	Super-senior	90,009	(6,562)	—	—	83,447
Bank	Non-agency	Senior	81,561	(8,965)	—	—	72,596
Bank	Agency	Agency	34,729	(2,302)	—	64,749	97,176
Company	Non-agency	Support	21,872	(29)	(1,026)	—	20,817
Company	Non-agency	Subordinate	1,798	(156)	—	—	1,642

Total			$346,730	$(22,597)	$(5,303)	$64,749	$383,579

			Change in Capital		Capital as a
	Simple Credit	Capital Required	Required Between	Capital Required at	Percent of Book
Holding Entity	Structure	December 31, 2009	Periods	March 31, 2010	March 31, 2010
		(Dollars in thousands)
Bank	Non-agency	$54,564	$(3,211)	$51,353	56%
Bank	Non-agency	14,387	(31)	14,356	92%
Bank	Non-agency	5,123	(306)	4,817	6%
Bank	Non-agency	3,670	(255)	3,415	5%
Bank	Agency	682	(47)	635	1%
Company	Non-agency	NA	NA	NA	NA
Company	Non-agency	NA	NA	NA	NA

Total		$78,426	$(3,850)	$74,576	19%

Of the $22.6 million decline in book value excluding purchases and OTTI of residential mortgage-backed securities, cash repayments contributed $20.3 million. As discussed above in noninterest (loss) income, the Company incurred $5.3 million net OTTI on eight private label mortgage-backed securities during the first quarter of 2010. At March 31, 2010, these securities have been written down to 29.2% of the remaining unpaid principal balance, which represents the Company’s best estimate of anticipated recovery. Of these eight securities with a book value of $27.2 million at March 31, 2010, each security supports a higher security in the structure (e.g., either support or subordinate). The credit fundamentals of these securities, including the low current credit coverage ratios, the collateral performance, and the default trends that continued to weaken in 2010 collectively, resulted in an OTTI conclusion for these securities as of March 31, 2010. During the first quarter of 2010, the Company purchased $64.7 million of Ginnie Mae securities. These securities will increase the Company’s yield as compared with balances left on deposit at the Federal Reserve Bank, yet also carry a zero percent risk weight for regulatory capital purposes.
At March 31, 2010, risk based capital regulations required the Bank to allocate $74.6 million of capital to support the $264.1 million book value of its non-agency residential mortgage-backed securities portfolio, of which $65.7 million of capital was allocated to $108.1 million of non-agency residential mortgage-backed securities subject to the direct credit substitute methodology, which are support and subordinate tranches in the structures.
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

	March 31, 2010	December 31, 2009	March 31, 2009
	(Dollars in thousands)
Community bank loans:
Commercial real estate	$489,243	$466,784	$411,296
Construction	191,136	250,975	298,689
Land	90,250	92,248	111,826
Commercial	147,733	151,928	118,377
Multifamily	21,538	19,283	19,431
Consumer and mortgage loans	49,704	46,568	73,396
Premium, net	173	180	200
Unearned fees, net	(4,314)	(4,580)	(3,491)

Total community bank loans	985,463	1,023,386	1,029,724

Other loans:
Residential	86,617	90,405	117,809
SBA purchased, guaranteed portions	62,497	64,820	73,112
Premium on SBA purchase, guaranteed portions	5,659	5,864	6,542
Premium, net	316	299	331

Total other loans	155,089	161,388	197,794

Total loans	$1,140,552	$1,184,774	$1,227,518

At March 31, 2010, total community bank loans decreased $37.9 million to $985 million as compared to $1.02 billion at December 31, 2009 and $1.03 billion at March 31, 2009. This consisted of a $59.8 million decline in construction loans as well as $2.0 million decline in land loans. During the first quarter construction was completed on approximately $48 million of the December 2009 balance of construction loans and transferred to other loan types primarily to commercial real estate and residential. In addition, there were two properties transferred to real estate owned, for $2.1 million, and charge-offs of $4.0 million. Commercial real estate loans increased as a result of the transfer of completed construction projects and declined by payoffs and repayments.

The following table presents additional details of the commercial real estate portfolio in which the Bank has outstanding loans of $20 million or more for the periods indicated:

	March 31, 2010	December 31, 2009
	(Dollars in thousands)
Hospitality	$21,008	$20,079
Gas, service station, car wash	21,214	21,463
Warehouse and industrial property	35,044	34,642
Restaurant, bar, nightclub	35,662	35,864
Residential real estate	39,533	40,426
Medical office	40,252	29,564
Mixed use property	44,077	44,162
Retail building	52,189	53,523
Office building	75,954	77,292
Others	124,310	109,769

Total commercial real estate	$489,243	$466,784

Commercial real estate loans shown above exclude construction and development loans which are discussed in greater detail below and multifamily loans. Included in the totals above are owner occupied loans of $210.6 million and $209.3 million at March 31, 2010 and December 31, 2009, respectively. Also included in the totals above are loans originated through our SBA division of $140.7 million and $119.0 million at March 31, 2010 and December 31, 2009, respectively.
The following table presents the details of the construction and development (“C&D”) portfolio for the periods indicated:

	March 31, 2010	December 31, 2009
	(Dollars in thousands)
Construction type breakdown:
Construction — 1-4 family	$78,618	$87,595
Construction — commercial	73,911	109,572
Construction — multifamily	34,306	44,541
Construction — 1-4 (consumer)	4,301	9,267

Total construction	191,136	250,975

Land type breakdown:
Land development	80,883	79,185
Undeveloped land	8,546	12,239
Undeveloped land (consumer)	821	824

Total development	90,250	92,248

Total construction and development	$281,386	$343,223

During the first three months of 2010, the C&D portfolio declined $61.8 million to $281.4 million and represented 19.8% of our entire loan portfolio and 24.7% of our total loans held for investment portfolio. The decline in the portfolio is attributed to loan payoffs from completed projects and four foreclosures. At March 31, 2010, the C&D portfolio comprised 28.6% of the community bank portfolio. Within the construction portfolio the loan breakdown is approximately 43% single family, 39% commercial, and 18% multifamily. Prospectively, we anticipate we will continue to originate construction loans principally through our SBA division, and loans with New Markets Tax Credits; however, in total we anticipate further reductions in the C&D portfolio prospectively as existing projects are completed.

The Bank has no exposure to production builders and no warehouse lines to single-family mortgage lenders. The Bank’s construction portfolio is located throughout Colorado, including several resort markets, (e.g., Aspen, Steamboat Springs, and Breckenridge.) At March 31, 2010, the construction speculative to pre-sold ratio, including multifamily for rent products, was approximately 77% to 23%. This percentage is impacted by five multifamily projects, which have high speculative to presold ratios. Absent these multifamily construction loans the speculative to presold ratio is 54% to 46%.
As of March 31, 2010, we have defined nine geographic regions for our C&D portfolio: eight in Colorado and one region for loans outside Colorado. Within Colorado, four of the defined geographic regions account for $193 million, or 69%, of the C&D portfolio, as shown in the table below.

	March 31, 2010		December 31, 2009
	Outstanding	Percent	Outstanding	Percent
	(Dollars in thousands)
Area
Denver Metro	$81,252	28.9%	$108,706	31.8%
Northeastern Colorado — Fort Collins	32,180	11.4%	40,092	11.7%
Mountain Communities — Aspen, Roaring Fork Valley	59,565	21.2%	72,149	21.0%
North Central Colorado — Steamboat Springs	20,081	7.1%	18,018	5.2%
Other Colorado Areas	54,323	19.3%	56,038	16.3%
Outside Colorado	33,985	12.1%	48,220	14.0%

Total	$281,386	100.0%	$343,223	100.0%

The C&D loans located outside of Colorado include loans originated by our SBA division: of which $6.9 million are located in Texas and $6.3 million are located in Washington. The remaining C&D loans located outside Colorado include two loans that totaled $12.9 million located in Arizona. There were no C&D loans located in California or Florida.
SBA originated loans consist of the following and are included in the community bank loan totals above:

	March 31, 2010	December 31, 2009
	(Dollars in thousands)
Commercial real estate	$140,743	$118,951
Commercial	2,956	3,089
Construction and development	24,032	38,581

Total	$167,731	$160,621

The Bank’s SBA division is a participant in the national preferred lenders program (“PLP”) of the United States Small Business Administration. At March 31, 2010, SBA originated loans consist of $63.3 million of SBA 504 loans, $16.4 million of guaranteed portions of SBA 7a loans, $25.5 million of unguaranteed portions of SBA 7a loans, $24.0 million of construction loans and $38.5 million of conventional commercial real estate loans. These loans are included in the totals discussed above. Generally, SBA department construction loans will become a SBA 504 loan upon completion of construction. Substantially all SBA division loans are owner occupied.
Asset Quality
As part of our asset quality function, we monitor nonperforming assets on a regular basis. Loans are typically placed on nonaccrual when full payment of principal or interest is in doubt or when they are 90 days past due as to either principal or interest. During the ordinary course of business, management may become aware of borrowers that may not be able to meet the contractual requirements of loan agreements. These loans are placed under close supervision, with consideration given to placing the loan on nonaccrual status, increasing the allowance for credit losses and (if appropriate) partial or full charge-off. Nonaccrual loans are further classified as impaired when the underlying collateral and other originally identified sources of repayment are considered insufficient to cover principal and interest and management concludes it is probable that we will not fully collect all principal and interest according to contractual terms. After a loan is placed on nonaccrual status, any interest previously accrued but not yet collected is reversed against current income. If interest payments are received on nonaccrual loans, these payments are applied to principal and not taken into income. We do not place loans back on accrual status unless back interest and principal payments are made. For certain government-sponsored loans, such as FHA-insured and VA-guaranteed loans, we continue to accrue interest when the loan is past due 90 or more days, if and to the extent that the interest on these loans is insured by the federal government. The aggregate unpaid principal balance of government-sponsored accruing loans that were past due 90 or more days was $6.3 million, $8.0 million and $6.4 million at March 31, 2010, December 31, 2009, and March 31, 2009, respectively. Substantially all of these loans were originated by our subsidiary Matrix Financial prior to February 2003. GNMA programs allow financial institutions to buy back individual delinquent mortgage loans that meet certain criteria from the securitized loan pool for which the institution provides servicing. At the servicer’s option and without GNMA’s prior authorization, the servicer may repurchase such a delinquent loan for an amount equal to 100 percent of the remaining principal balance of the loan. These guaranteed accruing loans are not included in the table of nonperforming loans or in the discussion of delinquent loans below.
The following table sets forth our nonperforming held for investment assets as of the dates indicated:

	March 31, 2010	December 31, 2009	March 31, 2009
	(Dollars in thousands)
Commercial real estate	$15,022	$15,411	$5,547
Construction and development	37,126	21,778	12,207
Commercial and industrial	4,215	3,329	1,151
SBA originated, guaranteed portions	46	49	299

Total community bank	56,409	40,567	19,204

Residential	3,375	3,916	3,804
SBA purchased, guaranteed portions	—	—	791

Total other	3,375	3,916	4,595

Total nonperforming loans held for investment	59,784	44,483	23,799
REO	18,658	13,038	2,634

Total nonperforming assets	$78,442	$57,521	$26,433

At March 31, 2010, total nonperforming loans were $59.8 million, compared to $44.5 million at December 31, 2009 and $23.8 million at March 31, 2009. Management analyzes and reviews nonperforming loans individually and by loan type. The balance of nonperforming held for investment loans increased $15.3 million at March 31, 2010, compared to December 31, 2009, and increased $36.0 million versus March 31, 2009. This increase occurred principally in the construction and development portfolio. Overall, nonperforming construction and development loans totaled $37.1 million, $21.8 million, and $12.2 million, at March 31, 2010, December 31, 2009, and March 31, 2009, respectively. This represents 13.2%, 6.3%, and 3.0% of the C&D portfolio for those respective periods. The increase in nonperforming C&D loans as a percentage of the C&D portfolio was asset specific and due to difficulties individual borrowers had in completing and selling their projects. At March 31, 2010 there were 11 relationships that comprised the total nonperforming C&D loans which ranged in size from $317,000 to $10.9 million. The largest of these relationships includes the only nonperforming relationship above $10 million. Together in the first quarter of 2010, one of the loans in this relationship was charged off by $2.5 million, and together there were $1.8 million of specific valuation against the remainder of the balance. The trend in nonperforming loans discussed above is consistent with the trends in the Bank’s watch list and classified loan list. These trends contributed to the increase in the allowance for loan losses which is discussed below.

The following table sets forth the Company’s held for investment loans 30 days or more past due but not on nonaccrual for the periods shown:

	March 31, 2010	December 31, 2009	March 31, 2009
	(Dollars in thousands)
30 — 59 days	$24,345	$12,404	$19,723
60 — 89 days	22,328	10,876	8,585
Over 90 days	5,208	600	329

Total	$51,881	$23,880	$28,637

Loans past due one payment or more increased $28.0 million between March 31, 2010 and December 31, 2009 and increased $23.2 million between March 31, 2010 and March 31, 2009. The increase at March 31, 2010 relative to December 31, 2009 was due to difficulties encountered by certain borrowers. At March 31, 2010 there were seven loans over $1 million included in the 30 — 59 day past due category compared to two loans over $1 million at December 31, 2009. At March 31, 2010, there were six loans over $1 million included in the 60 — 89 day past due category compared to three loans at December 31, 2009. Of the two loans past due 30-59 days past due at December 31, 2009 one was moved to nonaccrual and one is now current. Of the three loans past due 60-89 days past due at December 31, 2009, one note was sold with a partial charge-off, one note moved to nonaccrual and one note is now 30-59 days past due. Loans over 90 days past due at March 31, 2010 include one loan for $4.6 million that is current with respect to payments; however, the loan is listed as past due as the note is matured and the primary guarantor filed bankruptcy. The Bank receives payments from the bankruptcy trustee. We anticipate that approximately 25% of the balance of loans 30 days past due or more may become nonaccrual in the future.
At March 31, 2010, the Company owned $261,000 of mortgages that met the regulatory definition of “subprime” at the date of purchase or origination, of which one loan totaling $28,000 was nonperforming. In prior years, the Company originated subprime mortgages through its mortgage banking subsidiary, and occasionally the Bank also purchased subprime mortgages. These activities ceased several years ago, and the Company’s current holdings represent the remainder of such activities. The Company is not now active in the subprime market and has no intention of becoming involved in the future.
Nonperforming community bank loans totaled $56.4 million, $40.6 million, and $19.2 million at March 31, 2010, December 31, 2009, and March 31, 2009, respectively. Nonperforming community bank loans increased in 2010 due to the increase in nonperforming C&D loans discussed above. In total, nonperforming held for investment community bank loans represent 5.72% of the community bank portfolio at March 31, 2010, compared to 3.96% and 1.86% at December 31, 2009 and March 31, 2009, respectively.
The following table sets forth our nonperforming held for sale assets as of the dates indicated:

	March 31, 2010	December 31, 2009	March 31, 2009
	(Dollars in thousands)
Residential	$9,125	$9,807	$7,870
Multifamily	—	—	6,759

Total nonperforming loans	9,125	9,807	14,629
REO	3,099	3,312	1,118

Total	$12,224	$13,119	$15,747

Nonperforming held for sale assets declined during the first three months of 2010 as a result of modest repayments and $513,000 of residential charge-offs from the held for sale portfolio during the first quarter of 2010.
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

	Three Months Ended March 31,
	2010	2009
	(Dollars in thousands)
Balance, beginning of period	$34,699	$16,183
Charge-offs:
Residential	(513)	—
Commercial real estate	(2,282)	(54)
Construction	(4,035)	(235)
Commercial	(477)	—
Consumer and other	(5)	—

Total charge-offs	(7,312)	(289)

Recoveries:
Commercial real estate	7	9
Construction	21	—
Commercial	6	—

Total recoveries	34	9

Net charge-offs	(7,278)	(280)

Provision for credit losses	14,223	4,181

Balance, end of period	$41,614	$20,084

Net charge-offs in the held for investment community bank portfolio of $7.3 million represent a 249 basis point annualized level compared to the first quarter of 2009 when community bank portfolio net charge-offs were $280,000 or 11 basis points. Net residential loan charge-offs were $513,000 and $0 for the quarters ended March 31, 2010 and 2009, respectively. On an annualized basis, this represents losses of 231 basis points and 0 basis points for those same periods, respectively.

The table below provides a break-out of the allowance for credit losses by loan type:

	March 31, 2010	December 31, 2009	March 31, 2009
	(Dollars in thousands)
Residential	$984	$992	$893
Guaranteed SBA purchased premium	34	35	39

Subtotal other allowance	1,018	1,027	932

Commercial real estate	12,106	9,401	6,054
Construction and development	22,731	19,398	9,476
Commercial	3,324	2,973	1,930
Multifamily	687	633	186
Consumer	948	437	706
Unallocated	800	800	800

Subtotal community bank allowance	40,596	33,642	19,152

Total	$41,614	$34,669	$20,084

The following table presents a summary of significant asset quality ratios for the held for investment portfolios for the period indicated:

	March 31, 2010	December 31, 2009	March 31, 2009
Total nonperforming residential loans to total residential loans	3.90%	4.33%	3.23%
Total residential allowance to residential loans	1.14%	1.10%	0.76%
Total residential allowance to nonperforming residential loans	29.16%	25.33%	23.48%

Total nonperforming community bank loans to total community bank loans	5.72%	3.96%	1.86%
Total community bank allowance to community bank loans	4.12%	3.29%	1.86%
Total community bank allowance to nonperforming community bank loans	71.97%	82.93%	99.73%

Total allowance for credit losses to total loans	3.65%	2.93%	1.64%
Total allowance for credit losses to total nonperforming loans	69.61%	77.94%	84.39%
Total nonperforming loans and REO to total assets	3.47%	2.80%	1.85%
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
The allowance for credit losses allocated to community bank loans to total held for investment nonperforming community bank loans was 72%, 83%, and 100%, at March 31, 2010, December 31, 2009, and March 31, 2009, respectively. The allowance for credit losses to nonperforming community bank loans is both asset dependent, and is based on anticipated losses inherent in such loans. The allowance for credit losses allocated to residential loans held for investment nonperforming residential loans was 29%, 25%, and 23%, at March 31, 2010, December 31, 2009, and March 31, 2009, respectively.
The total allowance for credit losses to total loans increased to 3.65% at March 31, 2010, compared to 2.93% at December 31, 2009 and 1.64% at March 31, 2009. The overall increase in the allowance is related to the overall increase in nonperforming loans, certain loan grading changes, an increase in the loss factors we apply to construction and development loans and allowance related to impairments. The total allowance for residential loans was 1.14% at March 31, 2010, compared to 1.10% at December 31, 2009 and 0.76% at March 31, 2009.
The increase in the allowance for credit losses is related primarily to the balance sheet transformation, our recent loss experience, as well as current economic conditions. The allowance for held for investment community bank loans was 4.12% at March 31, 2010, 3.29% at December 31, 2009, and 1.86% at March 31, 2009. The increase in the percentage of the community bank allowance at March 31, 2010, compared to March 31, 2009 was due to the factors discussed above.

Liquidity
The Bank is developing a service-focused business that serves the community in which our management team and employees work and live. As we view the landscape of today’s deposit marketplace we believe the competition for community banking deposits, both retail and business, will be substantial and will continue to increase as the dominant national banks increase their branch presence further, and as retail and business customers migrate away from bank branches to other platforms. In this regard, we have continued to capitalize on our longstanding core deposit base through the development of processing and trust deposit relationships (which includes securities clearing and settlement, custodial, trust and escrow) that provide a stable, long-lived and inexpensive alternative to the traditional branch banking concept. We anticipate that our management will evaluate various additional sources to this deposit gathering strategy, and in the future, we may consider acquiring deposits from processing businesses that have significant deposit generating capacity that is incidental to their primary purpose.
The following table sets forth the balances for each major category of the Company’s deposit accounts and the weighted-average interest rates paid for interest-bearing deposits as of the dates indicated:

	March 31, 2010		December 31, 2009		March 31, 2009
	Amount	Average Rate	Amount	Average Rate	Amount	Average Rate
	(Dollars in thousands)
Savings accounts	$439	0.25%	$360	0.25%	$332	0.25%
NOW and DDA accounts	764,223	0.10	583,976	0.10	606,782	0.17
Money market accounts	825,153	0.40	937,082	0.39	953,743	0.69

Subtotals	1,589,815	0.26	1,521,418	0.28	1,560,857	0.49
Certificate accounts	511,136	1.68	472,095	1.58	174,785	3.30

Total deposits	$2,100,951	0.60%	$1,993,513	0.59%	$1,735,642	0.77%

Total deposits increased $107 million between March 31, 2010 and December 31, 2009. Of this growth in deposits, $382 million was in processing and trust deposits and $27 million was in community bank deposits, which were offset by a $302 million decrease in brokered deposits.
The following table sets forth the balances for categories of deposits and custodial escrow balances of the Bank by source as of the dates indicated:

	March 31, 2010	December 31, 2009	March 31, 2009
	(Dollars in thousands)
Community bank deposits	$245,655	$218,405	$173,724
CDARS deposits	168,579	246,463	60,350
Brokered deposits	104,995	329,184	39,408
UW Trust Company	19,896	4,425	3,517
Matrix Financial Services Corp.	13,857	11,755	18,848
Matrix Financial Solutions, Inc.	157,078	155,156	231,015
Legent Clearing, LLC	198,301	—	115,886
Deposit concentrations	157,947	1,044,706	1,112,729
Other deposits	1,075,201	15,324	24,255

Deposits and custodial escrow balances	$2,141,509	$2,025,418	$1,779,732

Community bank deposits represent deposits attracted by our regional banking teams. UW Trust and Matrix Financial are our wholly owned subsidiaries. The increase in balances at UW Trust is due to an account for one life settlement agent for special asset acquisitions and administration with a balance of $17.9 million, $732,000, and $488,000 at March 31, 2010, December 31, 2009, and March 31, 2009, respectively. The increase at Matrix Financial at March 31, 2010, compared with year end 2009, is a seasonal fluctuation because many jurisdictions require tax payments in the fourth quarter of the year, which reduces escrow balances near year end. Prospectively, we expect this balance to decline consistent with the declining mortgage servicing business and our decision to reduce that activity. Matrix Financial Solutions, Inc. (“MFSI”) deposits represent customer assets under administration by MFSI. The Company sold its approximate 7% interest in MFSI during the first quarter of 2009. Legent Clearing, LLC are deposits that represent processing and trust deposits received through Legent Clearing, LLC. Deposit concentrations are deposits that represent deposit funds from four processing and trust relationships maintained by the Bank as of March 31, 2010, December 31, 2009, and March 31, 2009, respectively. Included in deposit concentrations are processing and trust balances from Equity Trust, with balances of $955.5 million, $933.9 million and $825.5 million at March 31, 2010, December 31, 2009, and March 31, 2009, respectively. The balances from Equity Trust include the custodial deposits associated with the UW Trust asset sale. See further discussion of deposit concentrations Note 7 — “Deposits” to our consolidated financial statements included in this report.

On May 3, 2010, we assisted Equity Trust Company, our largest depositor, in establishing a new deposit relationship for $350 million of its custodial deposits with a third party bank. Contemporaneously with this transfer of Equity Trust custodial deposits, we entered into an amendment to the Equity Trust subaccounting agreement that reduced the maximum amount of Equity Trust custodial deposits at the Bank from $1 billion to $700 million. The amendment further eliminated the Bank’s obligation to assure minimum subaccounting fees to Equity Trust as a result of this transfer to the third party bank. This will result in a material reduction in aggregate subaccounting fees and interest expense in 2010 and beyond. As consideration for Equity Trust entering into this modification to the subaccounting agreement by and between Equity Trust and the Bank, the Bank paid a fee of $1.2 million to Equity Trust. This fee and related expenses will be recovered within 2010 from reduced subaccounting fees and lower interest expense paid with respect to the Equity Trust custodial deposits. This withdrawal was funded with existing cash on deposit at the Federal Reserve Bank.
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
Our primary sources of funds are community bank, commercial and processing and trust deposits, advances from the FHLBank and other borrowings and funds generated from operations. Funds from operations include principal and interest payments received on loans and securities. While maturities and scheduled amortization of loans and securities provide an indication of the timing of the receipt of funds, changes in interest rates, economic conditions and competition strongly influence mortgage prepayment rates and deposit flows, reducing the predictability of the timing on sources of funds.
The Bank has an internal policy that requires certain liquidity ratios to be met. That current policy requires that we maintain a set amount of liquidity on the Bank’s balance sheet at all times and that we have off balance sheet liquidity readily available to the Bank to meet the day-to-day liquidity requirements of the Bank and its customers. The Bank is a member of the FHLBank of Topeka and has the ability to borrow up to 40% of the assets of the Bank. At March 31, 2010, the Bank had unused borrowing capacity at FHLBank of approximately $194 million. The Bank maintains a contingent liquidity facility with the Federal Reserve Bank, and at March 31, 2010, there was no amount outstanding and $20.2 million of unused borrowing capacity.
At March 31, 2010, the Bank had outstanding letters of credit, loan origination commitments and unused commercial and community bank lines of credit of approximately $109 million. Management anticipates that the full amount of these commitments will not be funded and that we will have sufficient funds available to meet current origination and other lending commitments.
Company Liquidity. Our main sources of liquidity at the holding company level are existing cash and notes receivable, cash flows from $5.5 million of book value of non-agency mortgage-backed securities, dividends and tax payments from our subsidiaries. Company cash on deposit at the Bank at March 31, 2010, was $6.7 million and there was approximately $3.4 million of available cash for dividend to the Company from unregulated subsidiaries. We anticipate this level of cash plus cash flow from the securities will be adequate for the Company’s purposes through mid year 2011.
The Company is reliant on dividend and tax payments from its subsidiaries in order to fund operations, meet debt and tax obligations and grow new or developing lines of business. A long-term inability of a subsidiary to make dividend payments could significantly impact the Company’s liquidity. Historically, United Western Bank has made the majority of the dividend payments received by the Company. For the year ended December 31, 2009 the Company received a dividend of $38.3 million from UW Trust. The Informal Agreement the Company entered into with the OTS on December 10, 2009 requires the Company to obtain written non-objection of the Regional Director of the OTS prior to receiving a dividend from the Bank. We currently anticipate the Bank therefore, will not pay dividends to the Company during 2010. For 2010 the Company anticipates dividends from UW Trust and dividends from non-core subsidiaries of approximately $4.0 million to $6.0 million, and the principal source of these dividends will be cash flows from non-agency mortgage-backed securities owned by a non-core subsidiary.

On April 21, 2010, the Company entered into a Forbearance Agreement with JPMorgan Chase Bank N.A. (“JPMorgan”) effective April 1, 2010. The Company and the Bank have defaulted under the credit agreement with JPMorgan with respect to entering into the Informal Agreements by the Company and the Bank, by the level of the Bank’s capital ratios, the ratio of non-performing assets, the non-payment of $1.25 million that was due on March 31, 2010, and the non-payment of $109,000 of accrued interest due at March 31, 2010. On April 19, 2010 the Company paid the $109,000 of accrued interest due at March 31, 2010. JPMorgan has agreed to forbear from exercising its rights and remedies under the credit agreements related to the defaults noted above until May 15, 2010 or the occurrence of a default other than as discussed above. The Company is continuing to negotiate with JP Morgan. The Company is negotiating with JPMorgan to extend the Forbearance Agreement beyond May 15, 2010 and seek a long-term solution to the repayment of this debt.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
The disclosures set forth in this item are qualified by the section captioned “Forward-Looking Statements” included in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this report and other cautionary statements set forth elsewhere in this report.
See the discussion of market risks included in Item 7A. Quantitative and Qualitative Disclosures About Market Risks in the 2009 Form 10-K. There has been no significant change in the types of market risks faced by the Company since December 31, 2009.
At March 31, 2010, management believes the Company’s interest rate risk position is neutral with modest asset sensitivity. This means the results of the Company’s net interest income and net income would be expected to improve modestly if interest rates increased from current levels. Management also believes that continued interest rate declines from the Federal Open Market Committee would have a negative impact on the results of operations. The continued execution of our business plan is expected to mitigate the impact of the current interest rate environment if rates remain stable or decline further.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Act”)) was carried out as of March 31, 2010 under the supervision and with the participation of our Chairman of the Board, Chief Accounting Officer and several other members of our senior management. Our Chairman of the Board and Chief Accounting Officer concluded that, as of March 31, 2010, the Company’s disclosure controls and procedures were effective in ensuring that the information we are required to disclose in the reports we file or submit under the Act is (i) accumulated and communicated to our management (including the Chairman of the Board and Chief Accounting Officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Changes in Internal Controls
There were no changes in our internal controls over financial reporting for the quarter ended March 31, 2010, that have materially affected, or are reasonably likely to materially affect, such controls.
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

Part II — Other Information
Item 1. Legal Proceedings
Legal proceedings of the Company are more fully described in Note 17 to the audited financial statements in the Company’s Form 10-K for the year ended December 31, 2009. During the three months ended March 31, 2010, there were no material changes to the information previously reported, except as disclosed in Note 17 Commitments and Contingencies to the consolidated financial statements included in Part I of this Form 10-Q and which are incorporated herein by reference.
Item 1A. Risk Factors
During the three months ended March 31, 2010, there were no material changes to the quantitative and qualitative disclosures of our Risk Factors previously reported in the Annual Report contained in the Company’s Form 10-K for the year ended December 31, 2009.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 4. Removed and Reserved

Item 5. Other Information
None.
Item 6. Exhibits
(a) Exhibits

31.1	Rule 13a-14(a) or Rule 15d-14(a)/15d-14(a) Certification of Guy A. Gibson
31.2	Rule 13a-14(a) or Rule 15d-14(a)/15d-14(a) Certification of Benjamin C. Hirsh
32.1	Section 1350 Certification of Guy A. Gibson
32.2	Section 1350 Certification of Benjamin C. Hirsh

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED WESTERN BANCORP, INC.
Dated: May 4, 2010	/s/ Guy A. Gibson
Guy A. Gibson
Chairman of the Board (Principal Executive Officer)

Dated: May 4, 2010	/s/ Benjamin C. Hirsh
Benjamin C. Hirsh
Chief Accounting Officer (Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit
Number	Description

31.1	Rule 13a-14(a) or Rule 15d-14(a)/15d-14(a) Certification of Guy A. Gibson

31.2	Rule 13a-14(a) or Rule 15d-14(a)/15d-14(a) Certification of Benjamin C. Hirsh

32.1	Section 1350 Certification of Guy A. Gibson

32.2	Section 1350 Certification of Benjamin C. Hirsh