Form 10-Q
period 2010-06-30
UNITED WESTERN BANCORP INC
filed 2010-08-04
CIK 944725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Number of shares of Common Stock ($0.0001 par value) outstanding at the close of business on August 3, 2010 was 29,433,485 shares.

Part I - Financial Information
Item 1. Financial Statements - (Unaudited)
United Western Bancorp, Inc. and Subsidiaries
Consolidated Balance Sheets
(Unaudited)
(Dollars in thousands, except share information)

	June 30,	December 31,
	2010	2009
Assets
Cash and due from banks	$14,043	$61,424
Interest-earning deposits	248,871	524,956
Total cash and cash equivalents	262,914	586,380
Investment securities - available for sale, at fair value	173,475	33,131
Investment securities - held to maturity (fair value June 30, 2010 - $242,096, December 31, 2009 - $292,474)	308,119	357,068
Loans held for sale - at lower of cost or fair value	279,203	260,757
Loans held for investment	1,106,487	1,184,774
Allowance for credit losses	(43,425)	(34,669)
Loans held for investment, net	1,063,062	1,150,105
FHLBank stock, at cost	9,513	9,388
Mortgage servicing rights, net	6,289	7,344
Accrued interest receivable	7,011	7,023
Other receivables	12,956	14,940
Premises and equipment, net	23,358	24,061
Bank owned life insurance	26,649	26,182
Other assets, net	7,870	7,291
Income tax receivable	16,534	11,965
Deferred income taxes, net	10,010	14,187
Foreclosed real estate, net	14,220	16,350
Total assets	$2,221,183	$2,526,172

Liabilities and shareholders' equity
Liabilities:
Deposits	$1,733,799	$1,993,513
Custodial escrow balances	31,953	31,905
FHLBank borrowings, net	169,184	180,607
Borrowed money	117,093	108,635
Junior subordinated debentures owed to unconsolidated subsidiary trusts	30,442	30,442
Other liabilities	21,521	21,419
Total liabilities	2,103,992	2,366,521

Commitments and contingencies (Note 17)
Shareholders' equity:
Preferred stock, par value $0.0001; 5,000,000 shares authorized;	-	-
no shares outstanding
Common stock, par value $0.0001; 50,000,000 shares authorized;
29,376,858 shares at June 30, 2010 and
29,345,522 shares at December 31, 2009 outstanding, respectively	3	3
Additional paid-in capital	107,889	107,161
Retained earnings	13,889	57,747
Accumulated other comprehensive loss	(4,590)	(5,260)
Total shareholders' equity	117,191	159,651
Total liabilities and shareholders' equity	$2,221,183	$2,526,172
See accompanying notes to consolidated financial statements.

United Western Bancorp, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)
(Dollars in thousands, except share information)

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Interest and dividend income:
Community bank loans	$14,368	$15,301	$28,493	$30,265
Residential loans	2,669	3,793	5,523	7,869
Other loans	271	389	554	459
Investment securities	4,849	6,339	9,438	13,240
Deposits and dividends	387	153	997	266
Total interest and dividend income	22,544	25,975	45,005	52,099

Interest expense:
Deposits	3,303	3,470	7,107	6,752
FHLBank borrowing	921	2,366	1,974	4,746
Other borrowed money	1,857	1,759	3,657	3,545
Total interest expense	6,081	7,595	12,738	15,043

Net interest income before provision for credit losses	16,463	18,380	32,267	37,056
Provision for credit losses	4,731	6,278	18,954	10,459
Net interest income after provision for credit losses	11,732	12,102	13,313	26,597

Noninterest income:
Custodial, administrative and escrow services	91	171	176	287
Loan administration	1,066	1,038	2,076	2,195
Gain on sale of loans held for sale	1,544	331	2,140	379
Loss on sale of available for sale investment securities	-	(46,980)	-	(46,980)
Total other-than-temporary impairment losses	(12,317)	(892)	(18,097)	(892)
Portion of loss recognized in other comprehensive income (before taxes)	688	289	1,165	289
Net impairment losses recognized in earnings	(11,629)	(603)	(16,932)	(603)
Gain on sale of investment in Matrix Financial Solutions, Inc.	-	-	-	3,567
Other	557	642	1,052	1,453
Total noninterest loss	(8,371)	(45,401)	(11,488)	(39,702)

Noninterest expense:
Compensation and employee benefits	6,049	6,554	12,050	12,809
Subaccounting fees	5,933	3,983	12,868	7,423
Amortization of mortgage servicing rights	553	587	1,127	1,382
Lower of cost or fair value adjustment on loans held for sale	829	252	1,391	(325)
Occupancy and equipment	1,039	823	1,898	1,615
Postage and communication	237	247	488	470
Professional fees	1,371	944	2,151	2,040
Mortgage servicing rights subservicing fees	311	344	628	711
Other general and administrative	7,129	6,065	14,343	8,828
Total noninterest expense	23,451	19,799	46,944	34,953

Loss from continuing operations before income taxes	(20,090)	(53,098)	(45,119)	(48,058)
Income tax benefit	(1,277)	(19,360)	(1,258)	(17,807)
Loss from continuing operations	(18,813)	(33,738)	(43,861)	(30,251)
Discontinued operations:
Discontinued operations, net of tax	-	37,736	-	37,525
Net (Loss) Income	$(18,813)	$3,998	$(43,861)	$7,274

See accompanying notes to consolidated financial statements.

United Western Bancorp, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)
(Dollars in thousands, except share information)

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Loss from continuing operations per share - basic	$(0.64)	$(4.71)	$(1.50)	$(4.23)
Loss from continuing operations per share - diluted	$(0.64)	$(4.71)	$(1.50)	$(4.23)

Income from discontinued operations per share - basic	$-	$5.26	$-	$5.23
Income from discontinued operations per share - diluted	$-	$5.26	$-	$5.23

Net (loss) income per share - basic	$(0.64)	$0.55	$(1.50)	$1.00
Net (loss) income - diluted	$(0.64)	$0.55	$(1.50)	$1.00

Weighted average shares - basic	29,254,813	7,182,516	29,228,230	7,169,446
Weighted average shares - diluted	29,254,813	7,182,516	29,228,230	7,169,446

Dividends declared per share	$-	$0.06	$-	$0.12

See accompanying notes to consolidated financial statements.

United Western Bancorp, Inc. and Subsidiaries
Consolidated Statements of Shareholders’ Equity and Comprehensive Loss
(Unaudited)
(Dollars in thousands, except share information)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive		Comprehensive
	Shares	Amount	Capital	Earnings	Loss	Total	Loss
Six Months Ended June 30, 2010

Balance at January 1, 2010	29,345,522	$3	$107,161	$57,747	$(5,260)	$159,651
Issuance of stock to directors	39,023	-	77	-	-	77
Share-based compensation expense	-	-	651	3	-	654
Restricted stock grants	(7,687)		-
Comprehensive loss:
Net loss	-	-	-	(43,861)	-	(43,861)	$(43,861)
Net unrealized gains on available-for-sale securities and other-than temporary impairment on held-to-maturity securities, net	-	-	-	-	670	670	670
Comprehensive loss	-	-	-	-	-	-	$(43,191)
Balance at June 30, 2010	29,376,858	$3	$107,889	$13,889	$(4,590)	$117,191

See accompanying notes to consolidated financial statements.

United Western Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

	Six Months Ended June 30:
	2010	2009
Cash flows from continuing operating activities
Net (Loss) Income	$(43,861)	$7,274
Income from discontinued operations, net of income tax expense	-	(37,525)
Adjustments to reconcile income to net cash from continuing operating activities:
Share-based compensation expense	728	719
Depreciation and amortization	942	705
Provision for credit losses	18,954	10,459
Write-down on other-than-temporary impairment of securities	16,932	603
Amortization of mortgage servicing rights	1,127	1,382
Lower of cost or fair value adjustment on loans held for sale	1,391	(325)
Gain on sale of loans held for sale	(2,140)	(379)
Loss on sale of securities available for sale	-	46,980
Gain on sale of investment in Matrix Financial Solutions, Inc.	-	(3,567)
Net loss on sale of assets, equipment and foreclosed real estate	394	614
Changes in assets and liabilities:
Loans originated and purchased for sale	(63,825)	(17,213)
Principal payments on, and proceeds from sale of, loans held for sale	45,130	29,136
Decrease (increase) in other receivables, other assets, and deferred income taxes	3,475	(10,091)
Increase (decrease) in other liabilities and income tax payable	102	(1,504)
Net cash from continuing operating activities	(20,651)	27,268

Cash flows from continuing investing activities
Loans originated and purchased for investment	(139,676)	(246,309)
Principal repayments on loans held for investment	198,194	272,634
Proceeds from sale of available for sale securities	-	100
Purchase of available for sale securities	(148,546)	-
Proceeds from sale of cost method investment	-	4,317
Proceeds from maturity and prepayment of available for sale securities	8,373	7,133
Purchase of held to maturity securities	(5,544)	-
Proceeds from the maturity and prepayment of held to maturity securities	37,513	55,243
Proceeds from redemption of FHLBank stock	-	16,999
Purchases of premises and equipment	(220)	(2,260)
Proceeds from sale of foreclosed real estate	9,722	2,799
Net cash from continuing investing activities	(40,184)	110,656
Continued

See accompanying notes to consolidated financial statements.

United Western Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows – continued
(Unaudited)
(Dollars in thousands)

	Six Months Ended June 30:
	2010	2009
Cash flows from continuing financing activities
Net (decrease) increase in deposits	$(259,714)	$135,418
Net increase in custodial escrow balances	48	12,025
Net decrease in FHLBank borrowings	(11,423)	(10,056)
Borrowed money - proceeds from / (repayment of) repurchase agreements	930	(2,736)
Borrowed money - (payment) advance on revolving line, net	(3,750)	2,000
Proceeds from issuance of secured debt	11,278	-
Dividends paid	-	(870)
Net cash from continuing financing activities	(262,631)	135,781

Cash flows from discontinued operations:
Operating cash flows	-	(7,934)
Investing cash flows	-	353
Financing cash flows	-	-
Net cash from discontinued operations	-	(7,581)

(Decrease) increase in cash and cash equivalents	(323,466)	266,124
Cash and cash equivalents at beginning of the period	586,380	22,880
Cash and cash equivalents at end of the period	$262,914	$289,004

Supplemental disclosure of non-cash activity
Loans transferred to foreclosed real estate and other assets	$10,569	$2,734
Note receivable received in sale of assets of discontinued operations	$-	$46,050
Issuance of common stock to directors	$77	$77

Supplemental disclosure of cash flow information
Cash paid for interest	$11,747	$14,782
Cash (refunded) paid - income taxes	$(455)	$1,189

See accompanying notes to consolidated financial statements.

United Western Bancorp, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
June 30, 2010

1. Basis of Presentation and Significant Accounting Policies

United Western Bancorp, Inc. (the “Company”) is a unitary thrift holding company and, through its subsidiaries, a diversified financial services company headquartered in Denver, Colorado. The Company’s operations are conducted primarily through United Western Bank® (the “Bank”), United Western Trust Company (“UWTC”) (formerly known as UW Trust Company and Sterling Trust Company), see “Note 18 – Discontinued Operations – Sale of United Western Trust Company Assets” for further discussion, Matrix Financial Services Corporation (“Matrix Financial”), and UW Investment Services, Inc. (“UW Investment”), all of which are wholly owned subsidiaries of the Company.

We have completed four and one half years of our community bank business strategy. This strategy has included the development of a branch network within the Colorado Front Range and selected mountain community markets and building a balance sheet that includes community bank loan and deposit products. We are developing a service-focused business that serves the community in which our management team and employees work and live. As we view the landscape of today’s deposit marketplace we believe the competition for community banking deposits, both retail and business, will be substantial and will continue to increase as the dominant national banks increase their branch presence further, and as retail and business customers migrate away from bank branches to other platforms.  In this regard, we have continued to capitalize on our longstanding core deposit base through the development of processing and trust deposit relationships (which includes securities clearing and settlement, custodial, trust and escrow) that provide a stable, long-lived and inexpensive alternative to the traditional branch banking concept. We anticipate that our management will evaluate various additional sources to this deposit gathering strategy, and in the future, we may consider acquiring deposits from processing businesses with significant deposit generating capacity that is incidental to their primary purpose, which is consistent with our announced intention of acquiring Legent Clearing, LLC, a securities clearing and settlement firm.

We originate Small Business Administration (“SBA”) loans on a national basis. In addition to the community-based banking operations of the Bank, we also offer cost effective deposits  and deposit services on a national basis to a variety of customers, including those involved in the processing services industries (e.g., securities settlement, mortgage banking, custodial), as well as escrow paying agent and trust account management services through UWTC.

See “Note 11 – Regulatory Matters” for the impact on operations as a result of the Office of Thrift Supervision (the “OTS”) issuing Orders to Cease and Desist to the Company and the Bank.

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

The Company views the allowance for credit losses, the valuation of loans held for sale, the valuation of investment securities,  the determination of temporary vs. other-than-temporary impairment of securities, the determination of income taxes including the determination of deferred tax valuation allowances, and the valuation of real estate owned as critical accounting estimates that require significant judgments, assumptions and estimates be used in preparation of its consolidated financial statements. See further detail in this Note for a detailed description of the Company’s process and methodology related to the allowance for credit losses and the valuation of loans held for sale.  See “Note 3 – Investment Securities” for a detailed description of the Company’s process and methodology related to the valuation of investment securities and other-than-temporary impairment of securities.

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

The portion of the allowance established for loans measured for impairment reflects expected losses resulting from analyses developed through specific allocations for individual loans. The Company considers a loan impaired when, based on current information and events, it is probable that it will be unable to collect all amounts due according to the contractual terms of the loan. Loss on impaired loans is typically measured using the fair value of collateral, as such loans are usually collateral dependent, but may be measured using either the present value of expected future cash flows discounted using the loan rate, or the market price of the loan. All loans considered impaired are included in nonperforming loans. The Company generally evaluates its residential loans collectively due to their homogeneous nature; however, individual residential loans may be considered for impairment based on the facts and circumstances of the loan. Accordingly, potentially impaired loans of the Bank may include real estate construction loans, commercial real estate mortgage loans, commercial loans, multifamily loans and residential loans, classified as nonperforming loans.

The last component of the allowance for credit losses is a portion which represents the estimated inherent but undetected probable losses and the imprecision in the credit risk models utilized to calculate the allowance. This component of the allowance is primarily associated with commercial loans (i.e., multifamily, construction and development, commercial real estate and commercial). The unallocated portion of the allowance for credit losses principally reflects the Colorado concentration in commercial real estate, and construction and development loans.

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

Community Bank Loans

Community bank loans include commercial real estate loans, construction and development loans, commercial loans, multifamily loans and consumer loans. Within this population are loans originated by the Bank’s SBA division. The majority of community bank loans are originated as assets held for investment. Currently, we intend to hold for the foreseeable future or to maturity all community bank loans, except SBA 504 loans and the guaranteed portions of originated SBA 7a loans. We generally elect to sell certain SBA 504 loans and the guaranteed portions of SBA 7a loans. These sales assist the Company in managing industry concentrations, capital, and interest rate risk, and are a normal part of our operations. At June 30, 2010 and December 31, 2009, community bank loans included commercial real estate, multifamily, and SBA originated loans totaling $102.3 million and $77.1 million, respectively, that were classified as held for sale. At June 30, 2010, included in the balance of SBA originated loans, guaranteed portions were $11.3 million of loans that have been sold to third parties, which is reflected in “Note 4 – Loans Held for Sale” as part of SBA originated, guaranteed portions.  However, these loans are subject to a SBA warranty for a period of 90 days, which under new accounting guidance requires the Company to treat these as secured borrowings during the warranty period.  The warranty periods for these loans expire through September 28, 2010.  Provided the loans remain current through the end of the warranty period, all elements necessary to record the sale will have been met.  The Company has deferred gains of $1.2 million associated with these loans, which are included in other liabilities on the balance sheet.

Other Loans

Other loans include purchased residential loans and purchased guaranteed portions of SBA 7a loans. We did not acquire any other loans in 2009 or 2010 except loans we are required to repurchase from our GNMA mortgage servicing portfolio. Such loans are government guaranteed as to principal and interest. At June 30, 2010 and December 31, 2009, other loans included residential loans totaling $182.2 million and $187.9 million, respectively, which were classified as loans held for sale. See “Note 4 – Loans Held for Sale” and “Note 5 – Loans Held for Investment” to the consolidated financial statements for a break out of all other loans.

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

Deferred income taxes are provided using the liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. At June 30, 2010 and December 31, 2009, management established a deferred tax asset valuation allowance of $24.2 million and $10.2 million, respectively, based on its assessment of the amount of net deferred tax assets that are more likely than not to be realized.  However, there is no guarantee that the tax benefits associated with the remaining deferred tax assets will be fully realized.  In determining the amount of the deferred tax asset valuation allowance, the Company considered its projections of future taxable income based on tax planning strategies.  Should the projections not be achieved, it is possible that further valuation allowance would be required.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

When tax returns are filed, it is relatively certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would ultimately be sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. The evaluation of a tax position taken is considered by itself and not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

Interest and penalties associated with unrecognized tax benefits are classified as income tax expense in the consolidated statement of operations and accrued in other liabilities.

Reclassifications

Certain reclassifications have been made to the consolidated financial statements and related notes for prior quarters to conform to the current quarter’s presentation, including the effects of discontinued operations.  See “Note 18 – Discontinued Operations – Sale of United Western Trust Company Assets” to the consolidated financial statements for a discussion of the impact of the sale of United Western Trust Company assets.

2. Earnings Per Common Share

Earnings per common share are computed using the two-class method.  Basic earnings per share are computed by dividing net earnings allocated to common stock by the weighted-average number of common shares outstanding during the applicable period, excluding outstanding participating securities.  Participating securities include nonvested stock awards.  Nonvested stock awards are considered participating securities because holders of these securities received non-forfeitable dividends at the same rate as holders of the Company’s common stock.

The following table sets forth the calculation of earnings per share.  Earnings allocable to participating securities were included with loss from continuing operations:

	Quarter Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Dollars in thousands)

Loss from continuing operations	$(18,813)	$(33,738)	$(43,861)	$(30,251)
Income from discontinued operations	-	37,736	-	37,525
Net (loss) income	$(18,813)	$3,998	$(43,861)	$7,274
Earnings allocable to participating securities	-	(79)	-	(128)
Net (loss) income for earnings per share	$(18,813)	$3,919	$(43,861)	$7,146

Weighted average shares - basic	29,254,813	7,182,516	29,228,230	7,169,446
Effect of dilutive securities:
Common stock options	-	-	-	-
Weighted average shares - diluted	29,254,813	7,182,516	29,228,230	7,169,446

Loss from continuing operations per share - basic	$(0.64)	$(4.71)	$(1.50)	$(4.23)
Loss from continuing operations per share - diluted	$(0.64)	$(4.71)	$(1.50)	$(4.23)

Income from discontinued operations per share - basic	$-	$5.26	$-	$5.23
Income from discontinued operations per share - diluted	$-	$5.26	$-	$5.23

Net (loss) income per share - basic	$(0.64)	$0.55	$(1.50)	$1.00
Net (loss) income - diluted	$(0.64)	$0.55	$(1.50)	$1.00

Stock options for 1,019,014 and 1,024,376 shares of common stock were not considered in computing diluted earnings per common share for June 30, 2010 and June 30, 2009, respectively, because they were antidilutive.

3. Investment Securities

The following table summarizes the amortized cost and fair value of the available-for-sale investment securities portfolio at June 30, 2010 and December 31, 2009, and the corresponding amounts of unrealized gains and losses therein:

	June 30, 2010				December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale	(Dollars in thousands)
Residential mortgage-backed securities - agency/Ginnie Mae	$145,799	$1,321	$(62)	$147,058	$-	$-	$-	$-
Residential mortgage-backed securities - agency/Fannie Mae, Freddie Mac	9,704	182	(12)	9,874	11,984	233	(4)	12,213
Residential collateralized mortgage obligations - non-agency/private label	19,125	-	(2,698)	16,427	22,853	-	(2,056)	20,797
SBA securities	117	-	(1)	116	122	-	(1)	121
Total	$174,745	$1,503	$(2,773)	$173,475	$34,959	$233	$(2,061)	$33,131

Proceeds from sales of securities available for sale were $0 for each of the three and six months ended June 30, 2010.

The following table summarizes the amortized cost and fair value of the held-to-maturity investment securities portfolio at June 30, 2010 and December 31, 2009, and the corresponding amounts of unrealized gains and losses therein:

	June 30, 2010				December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held-to-maturity	(Dollars in thousands)
Residential mortgage-backed securities - agency/Ginnie Mae	$11,051	$178	$-	$11,229	$-	$-	$-	$-
Residential mortgage-backed securities - agency/Fannie Mae, Freddie Mac	15,224	1,049	-	16,273	22,745	798	(130)	23,413
Residential mortgage-backed securities - non-agency/private label	77,007	977	(27,336)	50,648	101,634	-	(31,782)	69,852
Residential collateralized mortgage obligations - non agency/private label	162,112	925	(40,190)	122,847	187,514	-	(31,601)	155,913
SBA securities	42,725	-	(1,626)	41,099	45,175	-	(1,879)	43,296
Total	$308,119	$3,129	$(69,152)	$242,096	$357,068	$798	$(65,392)	$292,474

At June 30, 2010 and December 31, 2009, $205.0 million and $67.2 million of investment securities were pledged to secure public deposits, FHLBank borrowings, repurchase agreements and for other purposes, as required or permitted by law.

The following table presents information pertaining to securities available for sale and held-to-maturity with gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous loss position as follows:

	June 30, 2010				December 31, 2009
	Less than 12 months		12 months or more		Less than 12 months		12 months or more
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(Dollars in thousands)
Available for Sale
Residential mortgage-backed securities - agency/Ginnie Mae	$18,262	$(62)	$-	$-	$-	$-	$-	$-
Residential mortgage-backed securities - agency/Fannie Mae, Freddie Mac	267	(1)	1,290	(11)	-	-	1,565	(4)
Residential collateralized mortgage obligations - non-agency/private label	-	-	15,623	(2,698)	-	-	20,797	(2,056)
SBA securities	-	-	116	(1)	91	(1)	-	-
Held to Maturity
Residential mortgage-backed securities - agency/Fannie Mae, Freddie Mac	-	-	-	-	5,450	(130)	-	-
Residential mortgage-backed securities - non-agency/private label	-	-	33,040	(27,336)	-	-	54,586	(31,782)
Residential collateralized mortgage obligations - non-agency/private label	-	-	108,333	(40,190)	-	-	132,397	(31,601)
SBA securities	-	-	41,099	(1,626)	-	-	43,296	(1,879)
Total	$18,529	$(63)	$199,501	$(71,862)	$5,541	$(131)	$252,641	$(67,322)

The amortized cost and estimated fair value of investment securities portfolio as of June 30, 2010 are shown below by expected maturity.  Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)

Ginnie Mae Securities
Over 10 years	$145,799	$147,058	$11,051	$11,229
Mortgage-backed securities
After 5 years through 10 years	612	620	-	-
Over 10 years	28,217	25,681	254,343	189,768
Subtotal	28,829	26,301	254,343	189,768
SBA securities
Over 1 year through 5 years	-	-	2,075	1,968
After 5 years through 10 years	-	-	22,762	21,839
Over 10 years	117	116	17,888	17,292
Subtotal	117	116	42,725	41,099
Total	$174,745	$173,475	$308,119	$242,096

Temporary vs. Other-Than-Temporary Impairment

The Company views the determination of whether an investment security is temporarily or other-than-temporarily impaired as a critical accounting policy, as the estimate is susceptible to significant change from period to period because it requires management to make significant judgments, assumptions and estimates in the preparation of its consolidated financial statements. Management considers whether an investment security is other-than-temporarily impaired under the guidance provided in ASC Topic 320, “Investments – Debt and Equity Securities.” The Company assesses individual securities in its investment securities portfolio for impairment at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. An investment is impaired if the fair value of the security is less than its carrying value at the financial statement date. When a security is impaired, the Company then determines whether this impairment is temporary or other-than-temporary. In estimating other-than-temporary impairment (“OTTI”) losses, management assesses whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis.  If either of these criteria is met, the entire difference between amortized cost and fair value is recognized in earnings.  For securities that do not meet the aforementioned criteria, the amount of impairment recognized in earnings is limited to the amount related to credit losses, while impairment related to other factors is recognized in other comprehensive income.  Management utilizes cash flow models to segregate impairments principally on selected non-agency mortgage-backed securities to distinguish between impairment related to credit losses and impairment related to other factors.  To assess for OTTI, management considers, among other things, (i) the severity and duration of the impairment; (ii) the ratings of the security; (iii) the overall transaction structure (e.g., the Company’s position within the structure, the aggregate, near term financial performance of the underlying collateral, delinquencies, defaults, loss severities, recoveries, prepayments, cumulative loss projections, and discounted cash flows); and (iv) the timing and magnitude of a break in modeled cash flows.

Management considers whether an investment security is within the scope of ASC Subtopic 325-40, “Beneficial Interests in Securitized Financial Assets,” at the time of purchase by review of the rating assigned. To date, all securities acquired by the Company have been agency securities or had an assigned rating of AA or higher at the time of acquisition.

As of June 30, 2010, the Company’s securities portfolio consisted of 150 separate securities: 81 agency securities comprised of 27 securities issued by Ginnie Mae; 31 securities issued by Fannie Mae and Freddie Mac; 19 securities issued by the SBA; and 4 securities issued by the Colorado Housing Finance Authority. The remainder of the securities portfolio consists of 69 private label residential mortgage backed securities and collateralized mortgage obligations (“CMOs”). Of the 150 separate securities, 68 were in an unrealized loss position. The Company’s securities are discussed in greater detail below:

Residential Mortgage-backed Securities – Agency/Ginnie Mae
At June 30, 2010, the Bank owned 27 securities, with an unpaid principal balance of $154.8 million, issued by Ginnie Mae, a U.S. government-sponsored entity. Of these 27 securities, two have an unrealized loss, each of which is less than 1.00%. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell the two whose fair value is less than book value, and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at June 30, 2010.

Residential Mortgage-backed Securities – Agency/Fannie Mae and Freddie Mac
At June 30, 2010, the Bank owned 31 securities, with an unpaid principal balance of $24.9 million, issued by U.S. government-sponsored agencies, Fannie Mae and Freddie Mac, institutions which the U.S. government has affirmed its commitment to support. Of these 31 securities, three have an unrealized loss, each of which is less than 1.00%. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these mortgage-backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at June 30, 2010.

Residential Mortgage-backed Securities – Non-agency/Private Label
The Company’s mortgage-backed securities portfolio includes 69 non-agency securities, of which 59 were in an unrealized loss position, with a fair value of $190.0 million which had gross unrealized losses of approximately $70.2 million. At June 30, 2010, based on the carrying value and the lowest rating assigned, the securities portfolio consisted of 16% securities rated A or higher, 7% BBB rated securities and 77% securities rated below investment grade. Based on the highest rating assigned, approximately 27% of the portfolio is investment grade. Overall delinquencies increased in the quarter reflecting the overall U.S. mortgage market. Management expects these delinquency levels to level off prospectively based on their performance to date.  At June 30, 2010, management expects recovery to book value as the securities approach their maturity date or repricing date or if market yield for such investments decline.

Included in collateralized mortgage obligations – private, available for sale were securities that are collateralized by prime CMO securities. These securities have an amortized cost of $18.1 million of prime securities, and one $1.0 million Alt-A security, all of which have received one or more ratings declines by rating agencies since acquisition. Payments continue to be made for all but one of these securities, which has been subject to OTTI. Although the securities in this category have had fair value price estimates below amortized cost for twelve months or more, less than 3 percent cumulative losses have been realized to date. Credit support for these securities has eroded modestly since origination to 6.71%. The vast majority of this category consists of prime loans, with a weighted average loan-to-value of 70.25% at origination and only 2.4% of loans with a loan-to-value ratio in excess of 80% at origination.

Included in collateralized mortgage obligations – private, held-to-maturity were securities that are collateralized by prime CMO securities. These securities have an amortized cost of $137.4 million of prime securities and $24.7 million of Alt-A securities, of which $142.6 million has received one or more ratings declines by rating agencies since acquisition. The remainder of this category remains AAA rated by at least one agency. Payments continue to be made for each of these securities. For the $148.5 million of securities in this category with fair value price estimates below amortized cost for twelve months or more, 1.65 percent cumulative losses have been realized to date. Credit support for these securities has declined from 5.0% at origination to 4.9% at June 30, 2010. The vast majority of this category consists of prime loans, with a weighted average loan-to-value of 68.76% at origination, and only 2.7% of loans with a loan-to-value ratio in excess of 80% at origination. Overall delinquencies for this subcategory increased in the quarter ended June 30, 2010, but are beginning to level off, reflecting the overall U.S. mortgage market.   At June 30, 2010, management expected full recovery as the securities approach their maturity date or repricing date or if market yield for such investments decline.

Included in mortgage-backed securities – private, held-to-maturity, were securities that are collateralized primarily by prime hybrid mortgages. These securities have a total amortized cost of $77.0 million, of which $74.4 million, or 97%, have received one or more ratings declines by the ratings agency since acquisition. This category includes four securities collateralized by Alt-A mortgages totaling $11.5 million, while the bulk of the underlying collateral ($65.6 million) consists of prime mortgages. Payments continue to be made for all of these securities with the exception of two Prime securities for which the Company has recorded OTTI. While $60.4 million of these securities has had a fair value price estimate below amortized cost for twelve months or more, current credit support levels have increased from 5.4% at origination to 6.9% at June 30, 2010. Management has observed delinquency levels beginning to level off as private loan restructuring programs and the Homeowners Affordability and Stability Plan are implemented and as delinquencies move through the servicer pipeline. Within this category, management recognized OTTI on three securities where it was deemed appropriate due to various factors in our analysis.

During the second quarter of 2010 the Company incurred OTTI on six private-label held-to-maturity collateralized mortgage obligations.  Of these six securities, two of the securities had been subject to previous OTTI charges by the Company.  These six securities had an unpaid principal balance of $24.5 million were written down to the estimated fair value of $8.8 million, representing a cumulative OTTI of $16.5 million, of which $11.6 million was a charge to operations during the second quarter of 2010. Our analysis of the securities as well as the principal received in the month of June indicates the carrying values are reasonable. Of the six securities, five are current with respect to principal and interest payments in accordance with the terms of those securities. These securities were deemed OTTI based on the extent and duration of the decline in fair value below amortized cost given consideration to liquidity in the marketplace at the time and uncertainty of a recovery of expected future cash flows.

Other Securities
The Company’s SBA pooled securities consist of 19 securities each of which was in an unrealized loss position.  Such securities are guaranteed as to principal by the SBA. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these SBA pooled securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at June 30, 2010.

The table below presents details of the credit losses recognized in earnings for debt securities held and not intended to be sold for the six months ended June 30, 2010:

Other-than-temporary
Loss Recognized as
Credit Loss in Earnings
(Dollars in thousands)
Beginning balance of credit losses at January 1, 2010	$38,752
Credit losses on newly identified impairment	13,931
Additional credit losses on securities	3,001
Adjustment for change in cash flows	(713)
Ending balance of credit losses at June 30, 2010	$54,971

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

4. Loans Held for Sale

Loans held for sale consist of the following:

	June 30, 2010	December 31, 2009
	(Dollars in thousands)
Community bank loans:
Commercial real estate	$64,458	$55,299
Multifamily	17,209	17,382
SBA originated, guaranteed portions	20,526	4,379
Purchase premiums, net	76	87
Other loans:
Residential	180,968	186,591
Purchase premiums, net	1,235	1,304
	284,472	265,042
Less valuation allowance to reduce loans held for sale to the lower of cost or fair value	5,269	4,285
Loans held for sale, net	$279,203	$260,757

Activity in the valuation allowance to carry loans held for sale at the lower of cost or fair value is summarized as follows:

	Six Months Ended
	June 30, 2010	June 30, 2009
	(Dollars in thousands)
Balance at beginning of period	$4,285	$5,467
Provision/(benefit) to increase/(reduce) the carrying value of loans held for sale to the lower of cost or fair value	1,391	(325)
Charge-offs	(407)	(1,212)
Recoveries	-	1
Balance at end of period	$5,269	$3,931

5. Loans Held for Investment

Loans held for investment consist of the following:

	June 30, 2010	December 31, 2009
	(Dollars in thousands)
Community bank loans:
Commercial real estate	$479,928	$466,784
Construction	161,582	250,975
Land	87,474	92,248
Commercial	153,688	151,928
Multifamily	27,749	19,283
Consumer and mortgage loans	51,959	46,568
Premium, net	167	180
Unearned fees, net	(4,073)	(4,580)
Other loans:
Residential	81,992	90,405
SBA purchased, guaranteed portions	60,161	64,820
Premium on SBA purchased, guaranteed portions	5,453	5,864
Premium, net	407	299
	1,106,487	1,184,774
Less allowance for credit losses	43,425	34,669
Loans held for investment, net	$1,063,062	$1,150,105

Activity in the allowance for credit losses on loans held for investment is summarized as follows:

	Six Months Ended
	June 30, 2010	June 30, 2009
	(Dollars in thousands)
Balance at beginning of period	$34,669	$16,183
Provision for credit losses	18,954	10,459
Charge-offs	(10,314)	(1,162)
Recoveries	116	40
Balance at end of period	$43,425	$25,520

The following lists information related to nonperforming loans held for investment and held for sale:

	June 30, 2010	December 31, 2009
	(Dollars in thousands)
Loans on nonaccrual status, held for investment	$60,144	$44,483
Loans on nonaccrual status, held for sale	10,024	9,807
Total nonperforming loans	$70,168	$54,290

The aggregate unpaid principal balance of government-sponsored accruing loans that were past due 90 or more days was $8.5 million and $8.0 million at June 30, 2010 and December 31, 2009, respectively. These accruing loans are not included in the balances of nonperforming loans above, as these loans are guaranteed as to principal and interest.

Impaired loans are loans in which management has concluded that based on current information and events it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. In addition, loans in which the Company has granted the borrower a concession, such as a lower than market rate of interest, are also identified as impaired. Impaired loans totaled $36.4 million and $27.9 million at June 30, 2010 and December 31, 2009, respectively.  The allowance allocated to impaired loans was $5.1 million and $2.8 million at June 30, 2010 and December 31, 2009, respectively.  Of the $36.4 million at June 30, 2010, $13.6 million of this balance had been reduced to the fair value of the collateral, less costs to sell, via partial charge-off during 2009 and the first quarter of 2010.  Other impaired loans at June 30, 2010 that were on nonaccrual totaled $11.1 million.  There was no interest income recognized in the periods while these loans were considered impaired.  Also included in impaired loans at June 30, 2010 and December 31, 2009, were two and one loans totaling $11.7 million and $11.2 million, respectively, which were identified as impaired due to a concessionary terms granted to the borrowers. These loans are performing under their revised terms and remain on accrual.

6. Mortgage Servicing Rights

The activity in the mortgage servicing rights is summarized as follows:

	Six Months Ended
	June 30, 2010	June 30, 2009
	(Dollars in thousands)
Balance at beginning of period	$8,204	$10,356
Originations	72	73
Amortization	(1,127)	(1,382)
Direct write down due to permanent impairment of MSRs	(547)	-
Balance before valuation allowance at end of period	6,602	9,047

Valuation allowance for impairment of mortgage servicing rights
Balance at beginning of period	(860)	(860)
Direct write down due to permanent impairment of MSRs	547	-
Balance at end of period	(313)	(860)
Mortgage servicing rights, net	$6,289	$8,187

The estimated fair value of mortgage servicing rights at June 30, 2010, was $6.3 million.  The Company determined fair value in accordance with the guidance set forth in ASC Topic 820, “Fair Value Measurements and Disclosures.”  See “Note 16 – Fair Value of Financial Assets” to the consolidated financial statements for a discussion of the fair value determination.

During the six months ended June 30, 2010 and 2009, the Company recognized originated mortgage servicing rights of $72,000 and $73,000, respectively.  The amount of originated mortgage servicing rights recognized in 2010 and 2009 were the result of the sale of the guaranteed portions of originated SBA 7a loans collateralized by mortgages.  The mortgage servicing rights were determined based upon the relative fair value of the servicing asset in comparison to the guaranteed portion of the loan sold, the unguaranteed portion retained, and the servicing asset.

The Company’s servicing portfolio (excluding subserviced loans), is comprised of the following:

	June 30, 2010		December 31, 2009
		Principal		Principal
	Number	Balance	Number	Balance
	of Loans	Outstanding	of Loans	Outstanding
	(Dollars in thousands)
Freddie Mac	1,198	$45,438	1,339	$52,036
Fannie Mae	4,514	237,867	4,839	255,964
Ginnie Mae	3,443	186,107	3,719	205,384
VA, FHA, conventional and other loans	3,078	246,223	3,108	252,771
Total servicing portfolio	12,233	$715,635	13,005	$766,155

7. Deposits

Deposit account balances are summarized as follows:

	June 30, 2010			December 31, 2009
	Amount	Percent	Weighted Average Rate	Amount	Percent	Weighted Average Rate
	(Dollars in thousands)
Savings accounts	$245	0.01%	0.25%	$360	0.02%	0.25%
NOW and DDA accounts	660,103	38.07	0.10	583,976	29.29	0.10
Money market accounts	641,441	37.00	0.47	937,082	47.01	0.39
Subtotals	1,301,789	75.08	0.29	1,521,418	76.32	0.28
Certificate accounts	432,010	24.92	1.81	472,095	23.68	1.58
Total deposits	$1,733,799	100.00	0.67%	$1,993,513	100.00%	0.59%

The following table presents concentrations of deposits at the Bank at the dates presented:

	June 30, 2010	December 31, 2009
	(Dollars in thousands)
United Western Trust Company	$16,065	$4,425
Matrix Financial Solutions, Inc.	165,754	155,156
Legent Clearing, LLC	193,624	-
Equity Trust Company	693,938	933,852
Other deposit concentrations	160,472	110,854

United Western Trust Company – represents fiduciary assets under administration by UWTC, a wholly owned subsidiary of the Company, that are in NOW, demand and money market accounts. Included in this balance at UWTC was a series of accounts for one life settlement agent for special asset acquisitions and administration with a balance of $15.4 million and $732,000 at June 30, 2010 and December 31, 2009, respectively.

Matrix Financial Solutions, Inc. (“MFSI”) – represents customer assets under administration by MFSI that are in NOW and money market accounts. The Company sold its approximate 7% interest in MFSI, during the first quarter of 2009.

Legent Clearing, LLC – represents processing and trust deposits received through Legent Clearing, LLC, that are in NOW and money market accounts. Certain officers of the Company held an indirect minority interest in Legent Clearing, LLC, until the first quarter of 2010.  On June 15, 2010, the Bank announced the proposed acquisition of Legent Clearing.  The consummation of the acquisition of Legent Clearing and related transactions is subject to certain closing conditions, including the approval of certain governmental authorities having regulatory authority over the parties.

Equity Trust Company – represents processing and trust deposits received through Equity Trust Company, that are in NOW and money market accounts.  The balances from Equity Trust include the custodial deposits associated with the United Western Trust Company asset sale, which is discussed in “Note 18 Discontinued Operations – Sale of United Western Trust Company Assets.” On May 3, 2010, Equity Trust Company and the Bank entered into an amendment to the Equity Trust subaccounting agreement that reduced the maximum amount of Equity Trust custodial deposits at the Bank from $1 billion to $700 million. Upon the parties entering into the amendment to the subaccounting agreement, Equity Trust withdrew $350 million of its custodial deposits at the Bank. The amendment further eliminated the Bank’s obligation to assure minimum subaccounting fees to Equity Trust as a result of this withdrawal.   As consideration for Equity Trust entering into this modification to the subaccounting agreement by and between Equity Trust and the Bank, the Bank paid a fee of $1.2 million to Equity Trust, which was included in the statement of operations noninterest expense – other general and administrative.

Other Deposit Concentrations – represents deposit funds from four and three processing and trust relationships maintained by the Bank as of June 30, 2010 and December 31, 2009.

Included in deposits were approximately $166.2 million and $575.6 million of brokered deposits as of June 30, 2010 and December 31, 2009, respectively, as shown below:

	June 30, 2010	December 31, 2009
	(Dollars in thousands)
CDARS®	$111,179	$246,463
Traditional brokered deposits	54,008	104,588
Institution A	1,000	110,038
Institution B	-	114,558
Total	$166,187	$575,647

CDARS® are deposits originated by our bankers to our community banking customers, which are deemed brokered by definition.  Of these deposits, $92.9 million mature in 2010 with the remaining balance through December 2011. Traditional brokered deposits were obtained from a nationally recognized broker dealer; $50 million of these deposits matured July 1, 2010 and were withdrawn.  Deposits from Institution A and Institution B were processing and trust deposits the Bank obtained in the normal course of business, which were deemed brokered deposits by our regulators, and due to our previous Memorandum of Understanding and the Cease and Desist Order these deposits, with the exception of $1.0 million have been withdrawn as of June 30, 2010.  Under the terms of the Bank’s Cease and Desist Order the Bank may not accept, renew or roll over any brokered deposit unless it has applied for and been granted a waiver of this prohibition by the FDIC in accordance with the provisions governing brokered deposits.  See additional discussion related to the Cease and Desist order for the Bank and the company in “Note 11 – Regulatory Matters.”

The aggregate amount of certificate accounts with a balance greater than $100,000 or more (excluding brokered deposits) was approximately $201.3 million and $78.7 million as of June 30, 2010 and December 31, 2009, respectively.

8. FHLBank Borrowings

The Bank obtains FHLBank borrowings from FHLBank of Topeka (“FHLBank”), which is the FHLBank that serves Denver, Colorado, and utilizes FHLBank of Topeka as its primary correspondent bank. Prior to the Bank’s change of domicile in 2002, borrowings were obtained from FHLBank of Dallas. Certain long-term borrowings that existed at that time with FHLBank of Dallas are still outstanding under their original terms.

The balances of FHLBank borrowings are as follows:

	June 30, 2010	December 31, 2009
	(Dollars in thousands)
FHLBank of Topeka borrowings	$180,000	$180,000
FHLBank of Topeka deferred prepayment penalty	(11,363)	-
FHLBank of Dallas borrowings	547	607
	$169,184	$180,607

Available unused borrowings from FHLBank of Topeka totaled $285.3 million at June 30, 2010.

On January 15, 2010, the Bank exchanged $180 million of outstanding FHLBank advances for $180 million in new advances. The Bank exchanged 14 separate advances, totaling $180 million, with yields ranging from 2.77% to 4.80%, with a weighted average yield of 4.15% and an average remaining term of 29 months, and with final maturities scheduled 16 months to 52 months into the future. These advances were exchanged for four new advances totaling $180 million of five-year convertible advances with a coupon rate fixed for at least the first 12 months. The FHLBank has the option after the first year to convert the fixed coupon rate to the FHLBank one-month advance rate, which may reset monthly, and the Bank has the option to prepay the advance if the FHLBank exercises its option to convert the coupon rate to the FHLBank one-month advance rate.  For the first twelve months from the date of the exchange, the Bank will incur an all-in rate of approximately 2.15%. The Bank incurred a $12.4 million charge related to the exchange, which has amortized to $11.4 million and is reflected above as a deferred prepayment penalty.  This deferred prepayment penalty will be recognized as additional interest expense over the five-year term of the new advances. The amortization of the deferred prepayment penalty is considered in the all-in prospective rate of 2.15%. Should an advance be extinguished prior to its scheduled maturity, any remaining unamortized deferred prepayment penalty would be accelerated and recognized in the period the debt is extinguished.

9. Borrowed Money

Borrowed money is summarized as follows:

	June 30, 2010	December 31, 2009
	(Dollars in thousands)
Borrowed Money
Revolving line of credit to a third-party financial institution, through September 30, 2010, collateralized by the common stock of the Bank and certain nonagency mortgage-backed securities of a non-bank subsidiary; interest at 30-day LIBOR plus 7%; (7.35% at June 30, 2010), $0 available at June 30, 2010	$16,250	$20,000
Subordinated debt securities, interest payments due quarterly at three-month LIBOR plus 2.75% (3.29% at June 30, 2010), maturing February 13, 2014	10,000	10,000
Assets sold under agreements to repurchase:
Company structured repurchase agreements	75,000	75,000
Customer repurchase agreements	4,565	3,635
Secured borrowing	11,278	-
Total	$117,093	$108,635

The revolving line of credit facility is with JPMorgan Chase Bank N.A. (“JPMorgan”) and is collateralized by all of the outstanding stock of the Bank and certain nonagency mortgage-backed securities of the Company and a non-core subsidiary. The Company must comply with certain financial and other covenants related to the foregoing credit agreement including, among other things, the maintenance by the Bank of specific asset quality ratios, and “well capitalized” regulatory capital ratios.

On July 9, 2010, the Company entered into a Forbearance Agreement with JPMorgan effective May 15, 2010.  For the months of June, July, and August, and September the Company will be required to make monthly principal payments of $500,000.  At September 30, 2010, the Company will be required to pay the remaining principal balance of $14,250,000.  The Company and the Bank have defaulted under the credit agreement with JPMorgan with respect to the issuance of the Cease and Desist Orders to the Company and the Bank, (which is discussed in greater detail in “Note 11 – Regulatory Matters”), the level of the Bank’s capital ratios, the ratio of non-performing assets, the non-payment of $1.25 million that was due on March 31, 2010. On June 3, 2010, the Company paid the $1.25 million principal payment that was due at March 31, 2010 and the Company has requested the non-objection from the OTS for the payments of the other monthly principal and interest payments called for under the forbearance agreement. The Company has adequate liquidity from existing cash, cash flow from investment securities and dividends from certain subsidiaries other than the Bank that should be sufficient to service this debt. JPMorgan has agreed to forbear from exercising its rights and remedies under the credit agreements related to the defaults noted above until September 30, 2010 or the occurrence of a default other than as discussed above.

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

The Bank’s structured repurchase agreements at June 30, 2010 are as follows:

Counterparty	JP Morgan	JP Morgan	Citigroup
Principal balance	$25,000,000	$25,000,000	$25,000,000
Base interest rate	4.87%	4.81%	4.49%
Stated maturity date	9/28/2011	11/21/2011	2/21/2012
Next call date	9/28/2010	08/21/2010	08/21/2010

The repurchase agreements above are collateralized by securities, substantially all of which are Ginnie Mae Securities with an unpaid principal balance of $94.5 million.  The counterparties shown above have the option to call the agreements on the date indicated above.

Secured borrowings represent the guaranteed portions of SBA 7a loans sold to third parties subject to a SBA warranty for a period of 90 days.  This requires the Company to treat these as secured borrowings during the warranty period.  The warranty periods for these loans expire through September 28, 2010.  Provided the loans remain current through the end of the warranty period all elements necessary to record the sale will have been met.  The Company deferred gains of $1,187,000 associated with these loans at June 30, 2010.

10. Junior Subordinated Debentures Owed to Unconsolidated Subsidiary Trusts

The Company sponsored three trusts, Matrix Bancorp Capital Trust II, VI and VIII that have outstanding balances as of June 30, 2010. These trusts were formed in the years 2001, 2004 and 2005 for the purpose of issuing corporation-obligated mandatorily redeemable capital securities (the “capital securities”) to third-party investors and investing the proceeds from the sale of such capital securities exclusively in junior subordinated debt securities of the Company (the “debentures”). The debentures held by each trust are the sole assets of that trust. Distributions on the capital securities issued by each trust are payable semiannually or quarterly at a rate per annum equal to the interest rate being earned by the trust on the debentures held by that trust. The capital securities are subject to mandatory redemption, in whole or in part, upon repayment of the debentures. The Company has entered into agreements which, taken collectively, fully and unconditionally guarantee the capital securities subject to the terms of each of the guarantees.

On April 5, 2010, the Company elected to defer regularly scheduled interest payments on all of the Company's outstanding junior subordinated debentures relating to the capital securities for a period of 20 consecutive quarters on each capital security (the "Deferral Period"). The terms of the capital securities and the indenture documents allow the Company to defer payments of interest for the Deferral Period without default or penalty. During the Deferral Period, the Company will continue to recognize interest expense associated with the capital securities. Upon the expiration of the Deferral Period, all accrued and unpaid interest will be due and payable. During the Deferral Period, the Company is prevented from paying cash dividends to shareholders or repurchasing stock.

The following table presents details on the junior subordinated debentures owed to unconsolidated subsidiary trusts at June 30, 2010.

	Trust II	Trust VI	Trust VIII
	(Dollars in thousands)
Date of issue	March 28, 2001	August 30, 2004	June 30, 2005
Amount of trust preferred securities issued	$12,000	$10,000	$7,500
Rate on trust preferred securities	10.18%	3.04%	5.86%
Maturity	June 8, 2031	October 18, 2034	July 7, 2035
Next redemption date	June 8, 2011	July 18, 2010	July 7, 2010
Common equity securities issued	$400	$310	$232
Junior subordinated deferrable interest debentures owed	$12,400	$10,310	$7,732
Rate on junior subordinated deferrable interest debentures	10.18%	3.04%	5.86%

The Company did not redeem Trust VI on July 18, 2010 and the next redemption date is October 18, 2010.  The Company did not redeem Trust VIII on July 7, 2010 and the next redemption date is October 7, 2010.  The Company has no plans to redeem any of the Trusts on the next redemption date.

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

As of June 30, 2010, the Bank is categorized as adequately capitalized under the regulatory framework for prompt corrective action provisions.

					To Be Well Capitalized
					Under Cease and
					Desist Order
			For		at June 30, 2010 and
			Capital Adequacy		under Prompt Corrective
	Actual		Purposes		Provisions at December 31, 2009
	Amount	Ratio	Amount	Ratio	Amount		Ratio
	(Dollars in thousands)
As of June 30, 2010
Total Capital (to Risk Weighted Assets)	$135,039	9.0%	$119,819	8.0%	$179,729	(1)	12.0%
Core Capital (to Adjusted Tangible Assets)	164,036	7.4	88,384	4.0	176,768		8.0
Tier 1 Capital (to Risk Weighted Assets)	164,036	7.8	N/A	N/A	89,865		6.0

As of December 31, 2009
Total Capital (to Risk Weighted Assets)	$161,669	10.1%	$128,382	8.0%	$160,476		10.0%
Core Capital (to Adjusted Tangible Assets)	192,839	7.7	100,400	4.0	125,499		5.0
Tier 1 Capital (to Risk Weighted Assets)	192,839	8.8	N/A	N/A	96,285		6.0

(1) Due to securities for which the Bank incurs a dollar-for-dollar risk-based capital charge, in order for total capital to equal $176.7 million core capital would have to be $208.7 million.

Orders to Cease and Desist issued by the Office of Thrift Supervision.  On June 25, 2010 (the “Effective Date”), the Company and the Bank each entered into a Stipulation and Consent to Issuance of Order to Cease and Desist (the “Consents”) with the OTS whereby each of the Company and the Bank consented to the issuance of an Order to Cease and Desist (the “Company Cease and Desist Order” and the “Bank Cease and Desist Order,” respectively, and collectively, the “Cease and Desist Orders”) issued by the OTS, without admitting or denying that grounds exist for the OTS to initiate an administrative proceeding against the Company or the Bank. Among other things, the Company Cease and Desist Order provides:

•
Within seven days of the Effective Date, the Company must submit a capital plan to the OTS for the Company and the Bank that will detail, among other things, how the Bank will meet and maintain a Tier 1 (core) capital ratio equal to or greater than 8% after the funding of an adequate Allowance for Loan and Lease Losses (“ALLL”), and a total risk-based capital ratio equal to or greater than 12%.  The Company submitted a capital plan to the OTS.

•	The Company cannot declare, make, or pay any dividends or other capital distributions, or repurchase or redeem any capital stock, without receiving the prior written non-objection of the OTS.
•
The Company cannot incur, issue, renew, repurchase, or rollover any debt, increase any current lines of credit, or guarantee the debt of any entity without receiving the prior written non-objection of the OTS.

•	The Company cannot make any payments (including, but not limited to, principal, interest, or fees of any kind) on any existing debt without receiving the prior written non-objection of the OTS.
•
Within 30 days of the Effective Date, the Company must submit an operations plan to the OTS that addresses how the Company will meet all of its financial obligations for the remainder of 2010 through 2012, including, but not limited to, payments on senior notes, dividend payments on preferred stock, and interest payments on trust preferred securities without reliance on the receipt of dividends from the Bank.  This operations plan must include, among other things, pro forma cash flow projections detailing all anticipated sources and uses of funds, including, but not limited to, any scheduled payment obligations of the Company related to outstanding debt, operating expenses, and equity issuances.  The Company submitted an Operations Plan to the OTS.  On a quarterly basis, the Board of Directors of the Company must review and submit to the OTS a report prepared by management detailing material deviations from the operations plan and related corrective measures.

•	The Company must comply with prior notification requirements for changes in directors and senior executive officers.
•	The Company must ensure the Bank’s compliance with the Bank Cease and Desist Order.

The Bank Cease and Desist Order provides:

•
By June 30, 2010, the Bank must meet and maintain a Tier 1 (core) capital ratio equal to or greater than 8% after the funding of an adequate ALLL and a total-risk based capital ratio equal to or greater than 12%.  As of June 30, 2010, the Bank did not meet such capital ratios.  Prior to the Company and the Bank entering into stipulations and consents to the issuance of the Orders to Cease and Desist (“Consents”) and again when the Consents were submitted to the OTS, the Bank requested from the OTS an extension on the deadline to September 30, 2010 to meet and maintain these capital ratios since the Company is continually working with its investment banking firm to assist the Company in raising additional capital for the Company and the Bank. Such extension was denied by the OTS.

•
The Bank must submit a capital plan to the OTS addressing how the Bank will meet and maintain these capital ratios.  On a monthly basis, the Board of Directors of the Bank must review a report prepared by management detailing deviations from the capital plan and related corrective measures.  The Bank submitted such capital plan to the OTS.

•
Within seven days of the Effective Date, the Bank must submit a contingency plan to the OTS that details actions to be taken to (a) consummate a merger or acquisition by another federally insured depository institution or (b) voluntarily liquidate by filing an appropriate application with the OTS.  This contingency plan must be implemented upon notification from the OTS, and the Bank will be required to provide monthly status reports to the OTS on the execution of the contingency plan.  Such contingency plan was submitted by the Bank to the OTS.

•
Within 30 days of the Effective Date, the Bank must submit to the OTS an updated business plan covering the Bank’s operations through December 31, 2012, including, but not limited to, (a) plans to strengthen the Bank’s operations, earnings, and profitability; (b) discussion of the Bank’s current financial position and plans to meet projections and required capital ratios; (c) quarterly pro forma financial statements; and (d) all relevant assumptions and projections.  On a quarterly basis, the Board of Directors of the Bank must review and submit to the OTS a report prepared by management detailing material deviations from the business plan and related corrective measures. The Bank submitted a business plan to the OTS.

•
Within 30 days of the Effective Date, the Bank must submit to the OTS a revised classified asset reduction plan containing specific strategies for reducing the Bank’s ratio of classified assets to Tier 1 (core) capital plus ALLL to a level and within a time frame acceptable to the OTS, as well as plans to strengthen the Bank’s capital base even if such target is not met.  The Bank submitted a revised classified asset reduction plan to the OTS.

•
Within 30 days of the Effective Date, the Bank must submit to the OTS a revised concentration reduction plan detailing how the Bank will reduce its existing concentration of construction loans, non-residential mortgage loans, and non-agency mortgage-backed securities as a percentage of Tier 1 (core) capital plus ALLL to a level and within a time frame acceptable to the OTS.  The Bank submitted a revised concentration reduction plan to the OTS.

•
The Bank must not, directly or indirectly, make, invest in, purchase, or commit to make or purchase new construction or land loans, except for construction loans underwritten through the preferred lender program of the United States Small Business Administration.

•
Within seven days of the Effective Date, the Bank must submit a liquidity contingency plan to the OTS containing strategies for ensuring that the Bank maintains adequate short-term and long-term liquidity to withstand any anticipated or extraordinary demand against its funding base.  This plan must:  (a) conform to regulatory guidance; (b) specifically address deposit concentrations and plans to reduce or manage such concentrations; (c) set forth the Bank’s strategies for funding projected lending activities; (d) include cash flow analysis of liquidity; (e) include identification of funding sources to meet extraordinary demand; and (f) set forth the assumptions used in the development of the liquidity contingency plan.  The Bank submitted a liquidity contingency plan to the OTS. On a weekly basis, or more frequently if requested by the OTS, the Bank must submit to the OTS a liquidity and cash flow analysis.

•
The Bank cannot increase its total assets during any quarter in excess of an amount equal to net interest credited on deposit liabilities during the prior quarter without the prior written non-objection of the OTS.

•	The Bank cannot declare or pay dividends or make any other capital distributions without the prior written non-objection of the OTS.
•
By August 31, 2010, the Bank must adjust its loan portfolio to comply with quantitative regulatory limitations regarding transactions with a single affiliate.  Further, the Bank cannot engage in any such transaction unless it has complied with applicable regulatory notification requirements.

•	By August 31, 2010, the Bank must reduce its loan concentrations to comply with loan-to-one borrower regulatory requirements.
•	The Bank must comply with brokered deposit regulatory requirements, See “Note 7 – Deposits”.
•	The Bank must comply with prior notification requirements for changes in directors and senior executive officers.
•
Within 45 days of the Effective Date, the Bank must ensure all violations of law pursuant to the Bank Cease and Desist Order are corrected and adequate policies and procedures are implemented to prevent future violations.

The Cease and Desist Orders shall each remain effective until terminated, modified or suspended in writing by the OTS.

To address the items contained in the Cease and Desist Orders, the Company and the Bank have undertaken the following actions:

•	Hired an investment banker to review the Company’s opportunities to raise additional capital;
•
Considered other strategic alternatives presented by this same investment banker for the Company which could include the purchase of the Bank or the Company by another company with an existing, approved banking charter;

•
Provided to the OTS for its review an updated liquidity contingency plan, the required contingency plan, a capital plan, an updated business plan covering the Bank’s operations through December 31, 2012, the Company’s operations plan through 2012, a revised classified asset reduction plan, and a revised concentration reduction plan; and

•
Allocated resources and formed appropriate committees, including a board level Regulatory Compliance Committee, to monitor the Company’s and the Bank’s compliance with the Cease and Desist Orders and to ensure that the future reporting and operational requirements are met.

As shown in the table above, the Bank did not attain the required capital ratios of 8.00% core and 12.00% risk based as of June 30, 2010.  Depending our ability to return to profitability, the level of capital raised, if any, the decrease in total assets held by the Bank, if any, and satisfaction of other aspects of the Cease and Desist Orders, the OTS can institute other corrective measures and has broad enforcement powers to impose additional restrictions on our operations. In addition, although the Company believes that it will successfully raise capital in the near-term that will be sufficient to achieve the required capital ratios, there can be no assurance that we will be able to do so, nor that we will be able to comply fully with the provisions of the Cease and Desist Orders, or that the efforts to comply with the Cease and Desist Orders will not have an adverse effect on our ability to continue to operate as a going concern.

12. Stock-Based Compensation

Stock Options

A summary of the Company’s stock option and non-vested stock awards activity, and related information, is as follows:

	Six Months Ended June 30, 2010
		Non-Vested Restricted Stock Awards Outstanding		Stock Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Exercise Price
Balance January 1, 2010	887,611	158,565	$14.19	1,072,422	$18.37

Granted	(22,500)	-	-	22,500	3.03
Forfeited	83,595	(7,687)	19.43	(75,908)	13.72
Director shares	(39,023)	-	-	-	-
Stock awards vested	-	(37,086)	15.22	-	-
Balance June 30, 2010	909,683	113,792	$13.49	1,019,014	$18.38

Fully vested and shares expected to vest total approximately 977,673 at June 30, 2010.

The Company’s shareholders approved the 2007 Equity Incentive Plan (the “2007 Plan”) at the 2007 annual meeting, which the Board of Directors subsequently amended on December 17, 2008, to make minor revisions for purposes of complying with Section 409A of the Internal Revenue Code of 1986, as amended.  The 2007 Plan provides a variety of long-term equity based incentives to officers, directors, employees and other persons providing services to the Company and authorizes the Compensation Committee to grant options as well as other forms of equity based incentive compensation, such as restricted stock awards, stock appreciation rights, performance units and supplemental cash payments. At June 30, 2010, there were 113,792 nonvested restricted stock awards outstanding. These awards vest 20% annually on the anniversary date of the grant over a five-year period. Unrecognized stock-based compensation expense related to non-vested stock awards was $1.4 million as of June 30, 2010. At such date, the weighted average period over which this unrecognized expense was expected to be recognized was 3.0 years.

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

Additionally, in accordance with the Cease and Desist Order between the Company and the OTS, the Company is required to obtain the prior written non-objection of the OTS prior to the declaration of a dividend or other capital distribution or redemption of any common stock.  There can be no assurance as to future dividends because they are dependent on the Company’s future earnings, capital requirements and financial conditions.  Prospectively, the Company will revise the estimate of dividends that are included in stock option awards to conform to the level of dividends declared by the Board of Directors, if any.  No options were granted during the three months ended June 30, 2010. The intrinsic value of outstanding options at June 30, 2010, was $0. Outstanding stock options have a weighted average remaining contractual term of 6.4 years, and future compensation expense associated with those options is approximately $954,000. The remaining expense is expected to be recognized over the weighted average period of 2.02 years. Options outstanding and exercisable were granted at stock option prices that were not less than the fair market value of the common stock on the date the options were granted and no option has a term in excess of ten years. Employee options vest ratably over a five-year period.

The following weighted-average assumptions were used to estimate the fair value of options granted during the periods:

	Six Months Ended
	June 30, 2010	June 30, 2009
Expected volatility	70.90%	57.80% - 69.40%
Expected dividend yield	0.00%	2.54% - 3.04%
Risk-free interest rate	3.70%	2.90% - 3.27%
Expected term (in years)	6.15	6.19 - 6.47
Weighted average grant date fair value	$1.11	$1.98 - $3.10

Employee Stock Purchase Plan

The Company has an employee stock purchase plan (“ESPP”).  As of June 30, 2010, there were 115,848 ESPP shares available for future issuance.  On July 30, 2010, the Company’s shareholders approved an amendment to the ESPP which increased the number of shares of common stock available for issuance from 400,000 to 800,000.  The price at which ESPP shares are sold under the ESPP is 85% of the lower of the fair market value per share of common stock on the enrollment date or the purchase date. It is presently estimated that 50,652 shares will be issued through the ESPP for 2010. The expenses associated with such share-based payments were $6,000 and $22,000 for the quarters ended June 30, 2010 and June 30, 2009, respectively, and $12,000 and $44,000 for the six months ended June 30, 2010 and June 30, 2009, respectively.

13. Total Comprehensive Income

The following table presents the components of other comprehensive (loss) income and total comprehensive (loss) income for the periods.

	Quarter Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Dollars in thousands)
Net (loss) income	$(18,813)	$3,998	$(43,861)	$7,274
Other comprehensive income:
Change in net unrealized losses	(9,394)	(17,177)	(14,687)	(14,141)
Non-credit-related impairment losses on held to maturity securities	(688)	(289)	(1,165)	(289)
Add: Reclassification adjustments for losses included in net (loss) income	11,629	47,583	16,932	47,583
Net unrealized holding gains	1,547	30,117	1,080	33,153
Income tax expense	587	11,423	410	12,575
Other comprehensive income	960	18,694	670	20,578
Total comprehensive (loss) income	$(17,853)	$22,692	$(43,191)	$27,852

14. Income Taxes

The Company is required, at the end of each interim period, to estimate its annual effective tax rate for the year and use that rate to provide for income taxes for the current year-to-date reporting period.  Based on these estimates, the Company incurred income tax benefit of $1.3 million or (2.8)% during the six months ended June 30, 2010, compared with income tax expense of $2.8 million, or 27.9% during the six months ended June 30, 2009, as follows:

	Six Months Ended
	June 30, 2010	June 30, 2009
	(Dollars in thousands)
Current income tax benefit	$(11,423)	$(15,055)
Provision to increase deferred tax asset valuation allowance	13,932	-
Deferred income tax benefit	(3,767)	(2,752)
Income tax benefit from continuing operations	$(1,258)	$(17,807)

Income tax expense from discontinued operations (Note 18)	$-	$20,620

Effective tax rate	(2.8)%	27.9%

The Company’s effective tax rate for the six months ended June 30, 2010 and 2009 is below the statutory tax rate due to: (i) incurrence of a pre-tax loss for June 30, 2010; (ii) realization of New Markets Tax Credits, which have been deployed at a subsidiary of the Bank, which were $1.1 million and $624,000 for the six months ended June 30, 2010 and June 30, 2009, respectively; and (iii) tax exempt earnings, which principally relate to income from bank owned life insurance. During the six months ended June 30, 2010, current federal income tax expense was also impacted by an increase in the deferred tax valuation allowance.

The Company is required to recognize the financial statement effects of a tax position when it is more likely than not (defined as a likelihood of more than 50%), based on the technical merits, that the position will be sustained upon examination.  Any difference between the income tax return position and the benefit recognized in the financial statements results in a liability for unrecognized tax benefits.  At each of June 30, 2010 and December 31, 2009, the Company had accrued $802,000 related to unrecognized tax benefits. This amount is accrued in other liabilities in the consolidated balance sheet.

Interest and penalties associated with the liability for unrecognized benefits is approximately $245,000 at each of June 30, 2010 and December 31, 2009, and is included in other liabilities in the consolidated balance sheet.

Deferred income taxes reflects the net tax effects of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The increase in the Company’s total deferred tax asset at June 30, 2010 (per the table below) resulted primarily from an increase in the Company’s allowance for loan and valuation losses, and additional other-than-temporary-impairment losses.

A valuation allowance for deferred tax assets is recorded based on the weight of available evidence, when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income and tax planning strategies which will create taxable income during the periods in which those temporary differences become deductible.  Management considered the scheduled reversal of deferred tax liabilities, net operating loss carryback potential and as necessary, tax planning strategies in making this assessment. Some of the tax planning strategies considered, which would not substantially impact the business, were sale-leaseback of various branch locations, the sale of various loans, securities and/or core deposits as well as the sale of certain lines of business or assets, which could in aggregate result in pretax income of approximately $19.0 million.  At June 30, 2010 and December 31, 2009 the Company established a deferred tax asset valuation allowance of $24.2 million and $10.2 million, respectively, based on its assessment of the amount of net deferred tax assets that are more likely than not to be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. At June 30, 2010, the Company had state net operating loss carryforwards expiring in 2029.

	June 30, 2010	December 31, 2009
	(Dollars in thousands)
Deferred tax assets:
Allowance for loan and valuation losses	$20,027	$16,086
Other-than-temporary impairment losses	19,492	14,768
Deferred fees	1,343	1,989
State operating loss carryforward	1,688	1,060
Tax credit carryforwards	5,746	4,238
Gain on sale of building	2,842	3,063
Stock based compensation	1,249	1,438
Unrealized loss on available for sale securities	2,805	3,215
Other	48	45
Subtotal	55,240	45,902
Valuation allowance	(24,161)	(10,229)
Total deferred tax assets	$31,079	$35,673

Deferred tax liabilities:
Mortgage servicing rights	(1,884)	(1,993)
New Markets Tax Credits	(4,305)	(3,411)
Installment gain on sale of interest in subsidiary	(13,934)	(15,080)
FHLB dividends	(908)	(861)
Other	(38)	(141)
Total deferred tax liabilities	(21,069)	(21,486)
Net deferred tax asset	$10,010	$14,187

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

		Custodial and
	Community	Advisory	Mortgage	All
	Banking	Services	Banking	Others	Total
	(Dollars in thousands)
Quarter ended June 30, 2010:
Total interest income	$22,109	$-	$130	$305	$22,544
Total interest expense	5,200	-	4	877	6,081
Net interest income before provision for credit losses	16,909	-	126	(572)	16,463
Provision for credit losses	4,731	-	-	-	4,731
Net interest income after provision for credit losses	12,178	-	126	(572)	11,732
Total noninterest (loss) income	(3,084)	92	818	(6,197)	(8,371)
Total noninterest expense	19,776	347	1,186	2,142	23,451
Loss from continuing operations before income taxes	(10,682)	(255)	(242)	(8,911)	(20,090)
Income tax benefit	(679)	(16)	(15)	(567)	(1,277)
Loss from continuing operations	(10,003)	(239)	(227)	(8,344)	(18,813)

Six months ended June 30, 2010:
Total interest income	$43,882	$-	$449	$674	$45,005
Total interest expense	10,772	-	8	1,958	12,738
Net interest income before provision for credit losses	33,110	-	441	(1,284)	32,267
Provision for credit losses	18,954	-	-	-	18,954
Net interest income after provision for credit losses	14,156	-	441	(1,284)	13,313
Total noninterest (loss) income	(6,130)	176	1,981	(7,515)	(11,488)
Total noninterest expense	40,333	720	2,529	3,362	46,944
Loss from continuing operations before income taxes	(32,307)	(544)	(107)	(12,161)	(45,119)
Income tax benefit	(905)	(15)	(3)	(335)	(1,258)
Loss from continuing operations	(31,402)	(529)	(104)	(11,826)	(43,861)

Segment Assets as of June 30, 2010	2,166,733	22,210	705	31,535	2,221,183

Quarter ended June 30, 2009:
Total interest income	$25,673	$-	$222	$80	$25,975
Total interest expense	6,751	-	7	837	7,595
Net interest income before provision for credit losses	18,922	-	215	(757)	18,380
Provision for credit losses	6,278	-	-	-	6,278
Net interest income after provision for credit losses	12,644	-	215	(757)	12,102
Total noninterest (loss) income	(45,810)	553	913	(1,057)	(45,401)
Total noninterest expense	14093	537	1,301	3,868	19,799
(Loss) income from continuing operations before income taxes	(47,259)	16	(173)	(5,682)	(53,098)
Income tax (benefit) provision	(17,231)	6	(63)	(2,072)	(19,360)
(Loss) income from continuing operations	(30,028)	10	(110)	(3,610)	(33,738)

Six months ended June 30, 2009:
Total interest income	$51,556	$-	$434	$109	$52,099
Total interest expense	13,319	-	17	1,707	15,043
Net interest income before provision for credit losses	38,237	-	417	(1,598)	37,056
Provision for credit losses	10,459	-	-	-	10,459
Net interest income after provision for credit losses	27,778	-	417	(1,598)	26,597
Total noninterest (loss) income	(45,275)	670	1,973	2,930	(39,702)
Total noninterest expense	25,792	738	2,835	5,588	34,953
Loss from continuing operations before income taxes	(43,289)	(68)	(445)	(4,256)	(48,058)
Income tax benefit	(16,040)	(25)	(165)	(1,577)	(17,807)
Loss from continuing operations	(27,249)	(43)	(280)	(2,679)	(30,251)

Segment Assets as of June 30, 2009	2,337,755	3,271	28,655	52,184	2,421,865

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

Agency securities are reported at fair value using Level 2 inputs. Management believes Level 2 designation is appropriate for agency securities under accounting guidance as our securities are not exchange traded, and all are priced by correlation to observed market data.  For these securities we obtain fair value measurements from independent pricing services.  The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, U.S. government and agency yield curves, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the security’s terms and conditions, among other factors.

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

Loans held for sale. Loans held for sale include SBA originated loans, residential, and multifamily loans, which for each loan type are reported in the aggregate at the lower of cost or fair value using Level 3 inputs. For SBA loans, the Company obtains fair value using a cash flow model. The fair value measurements consider observable data that may include loan type, spreads for other similar whole loans and mortgage-backed securities, prepayment speeds, servicing values, index values, and when applicable, outstanding investor commitments. The Company makes certain adjustments to the data inputs that it believes other market participants would consider in estimating the fair value of the residential held for sale portfolio including: delinquency, existence of government guarantees, seasoning, loan to value ratios, FICO scores, foreclosure levels, loss severities, among other factors. During the first six months of 2010, interest rates and spreads on residential loans held for sale contracted, which favorably impacted valuations of residential loans held for sale; however, an increase in discount rate applied to certain interest only loans substantially offset the impact of interest rates and spreads.  The Company recorded provision expense in the first six months of 2010 to increase its previously established valuation allowance by $1,391,000, which reduced the carrying value of residential loans held for sale to reflect fair value. The remaining change in value from December 31, 2009, when the balance was $186,591,000, was due to repayments of $11.1 million and $998,000 transferred to real estate owned.

Mortgage servicing rights. Mortgage servicing rights are reported at the lower of cost or fair value using Level 3 inputs. The Company engages an independent third party to perform a valuation of its mortgage servicing rights periodically. Mortgage servicing rights are valued in using discounted cash flow modeling techniques that require management to make estimates regarding future net servicing cash flows, taking into consideration actual and expected mortgage loan prepayment rates, discount rates, servicing costs, and other economic factors. Certain adjustments to inputs are made to reflect the specific characteristics of the Company's portfolio.  During the six months ended June 30, 2010, the change in value of the asset versus December 31, 2009, was substantially all due to amortization.

Impaired securities. Held-to-maturity securities deemed other-than-temporarily impaired are reported at the estimated fair value of the security using Level 3 inputs. Level 3 is appropriate for these securities as there is very little trading volume of such securities and, as a result, the Company relies upon a valuation of these securities using a cash flow forecast model that incorporates elements of market participants prepared by an independent third party. The methodology used to determine estimated fair value is identical to the methodology discussed above in Available for sale securities and that is subject to the same levels of review.

Impaired loans. Certain impaired loans are reported at the fair value of the underlying collateral if the Company concludes repayment is expected solely from the collateral. Collateral values are estimated using Level 2 inputs based on observable market data or Level 3 inputs based on customized discounting criteria. During the quarter ended June 30, 2010, impaired loans were remeasured and reported at fair value through a specific valuation allowance allocation of the allowance for credit losses based upon the fair value of the underlying collateral. Impaired loans with a carrying value of $36.4 million were reduced by specific valuation allowance allocations totaling $5.1 million to a total reported fair value of $31.3 million utilizing Level 3 valuation inputs. Of the $36.4 million at June 30, 2010, $13.6 million of this balance had been reduced to the fair value of the collateral, less cost to sell, via partial charge-off during 2009 and first quarter of 2010. The provision for credit losses on impaired loans made during the quarter ended June 30, 2010 was reduced by $100,000 compared to first quarter 2010 and totaled $6.7 million for the six months ended June 30, 2010.

The following represents assets measured at fair value on a recurring basis as of June 30, 2010 and December 31, 2009.  The valuation methodology used to measure the fair value of these securities is described earlier in this Note (there are no liabilities measured at fair value):

	Quoted Prices in	Significant	Significant
	Active Markets for	Other Observable	Other Unobservable	Total
	Identical Assets	Inputs	Inputs	Fair
	(Level 1)	(Level 2)	(Level 3)	Value
	(Dollars in thousands)
Assets at June 30, 2010:
Investment securities available-for-sale
Residential mortgage-backed securities - agency/Ginnie Mae	$-	$147,058	$-	$147,058
Residential mortgage-backed securities - agency/Fannie Mae, Freddie Mac	-	9,874	-	9,874
Residential collateralized mortgage obligations - non-agency/private label	-	16,427	-	16,427
SBA securities	-	116	-	116
Total investment securities available-for-sale	$-	$26,417	$-	$173,475

Assets at December 31, 2009:
Investment securities available-for-sale
Residential mortgage-backed securities - agency/Fannie Mae, Freddie Mac	$-	$12,213	$-	$12,213
Residential collateralized mortgage obligations - non-agency/private label	-	20,797	-	20,797
SBA securities	-	121	-	121
Total investment securities available-for-sale	$-	$33,131	$-	$33,131

The following table represents financial assets measured at fair value on a nonrecurring basis as of June 30, 2010 and December 31, 2009.  The valuation methodology used to measure the fair value of these assets is described earlier in the Note.

	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable	Total
	Identical Assets	Inputs	Inputs	Fair
	(Level 1)	(Level 2)	(Level 3)	Value
	(Dollars in thousands)
Assets at June 30, 2010:
Loans held for sale	-	-	$279,203	$279,203
Impaired loans	-	-	31,345	31,345
Mortgage Servicing Rights	-	-	6,289	6,289
Other-than-temporarily impaired securities	-	-	43,137	43,137

Assets at December 31, 2009:
Loans held for sale	-	-	$260,757	$260,757
Impaired loans	-	-	25,050	25,050
Mortgage Servicing Rights	-	-	7,344	7,344
Other-than-temporarily impaired securities	-	-	38,966	38,966

Nonfinancial assets measured on a nonrecurring basis are summarized below:

	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable	Total
	Identical Assets	Inputs	Inputs	Fair
	(Level 1)	(Level 2)	(Level 3)	Value
(Dollars in thousands)
Assets at June 30, 2010:
Foreclosed real estate	-	-	$14,220	$14,220

Assets at December 31, 2009:
Foreclosed real estate	-	-	$16,350	$16,350

Foreclosed real estate consists of residential or commercial assets acquired through loan foreclosure or deed in lieu of loan foreclosure.  When assets are transferred to foreclosed real estate such assets are held for sale and are initially recorded at fair value, less estimated selling costs when acquired, establishing a new cost basis. Fair value is generally determined via appraisal.  Costs after acquisition are generally expensed. If the fair value of the asset declines, a write-down is recorded through expense.  During the three months and six months June 30, 2010, the Company incurred charges of $459,000 and $2.6 million, respectively, to reduce real estate owned to fair value.

During the six months ended June 30, 2010 there were no transfers out of Level 3 financial assets.

The Company is required to disclose the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis. The carrying amounts and estimated fair value of financial instruments are as follows:

	June 30, 2010		December 31, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$262,914	$262,914	$586,380	$586,380
Investment securities – available for sale	173,475	173,475	33,131	33,131
Investment securities – held to maturity	308,119	242,096	357,068	292,474
Loans held for sale, net	279,203	279,203	260,757	260,757
Loans held for investment, net	1,063,062	1,032,452	1,150,105	1,129,007
FHLBank stock	9,513	N/A	9,388	N/A
Accrued interest receivable	7,011	7,011	7,023	7,023

Financial liabilities:
Deposits	$1,733,799	$1,735,112	$1,993,513	$1,994,066
Custodial escrow balances	31,953	31,953	31,905	31,905
FHLBank borrowings	169,184	180,513	180,607	190,792
Borrowed money	117,093	118,575	108,635	111,158
Junior subordinated debentures	30,442	12,787	30,442	16,726
Accrued interest payable	3,197	3,197	2,218	2,218

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

A summary of the contractual amount of significant commitments follows:

	June 30, 2010	December 31, 2009
	(Dollars in thousands)
Commitments to extend credit:
Loans secured by mortgages	$33,780	$31,516
Construction and development loans	8,083	23,605
Commercial loans and lines of credit	58,457	47,154
Consumer loans	677	705
Total commitments to extend credit	$100,997	$102,980
Standby letters of credit	6,070	8,471
Total	$107,067	$111,451

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

Contingencies – Legal

The Company and its subsidiaries are from time to time party to various litigation matters, in most cases involving ordinary and routine claims incidental to the Company’s business. The Company accrues liabilities when it is probable future costs will be incurred and such costs can be reasonably estimated. Such accruals are based upon developments to date, the Company’s estimates of the outcome of these matters and its experience in contesting, litigating and settling other matters. Because the outcome of most litigation matters is inherently uncertain, the Company will accrue a loss for a pending litigation matter if the loss is probable and can be reasonably estimated. Based on evaluation of the Company’s litigation matters and discussions with external legal counsel, management believes that an adverse outcome on the matters noted in the Company’s Annual Report on Form 10-K, against which no accrual for loss has been made at June 30, 2010, is reasonably possible but not probable, and that the outcome with respect to one or more of these matters, if adverse, is reasonably likely to have a material adverse impact on the consolidated financial position, results of operations or cash flows of the Company.

The legal contingencies of the Company are more fully described in the Company’s Form 10-K for the year ended December 31, 2009 under Item 3. Legal Proceedings and in Note 17 to the audited financial statements. During the six months ended June 30, 2010, there were no material changes to the information previously reported except as disclosed below and in Part II, Item 1, Legal Proceedings.

United Western Bank. Anita Hunter et. al. v. Citibank, N.A. et al. including United Western Bank. The Bank received this class action complaint in July of 2009 brought by seven named plaintiffs on behalf of a class of approximately 330 similarly situated people residing throughout the United States, each of whom lost substantial sums of money ("Exchange Funds") entrusted to seven qualified intermediaries (“QIs”) to facilitate their respective Internal Revenue Code Section 1031 Exchanges. According to the complaint, the QIs were controlled by an individual named Edward Okun and certain other individuals who would gain access to the Exchange Funds and convert the Exchange Funds for their own use for personal gain.  The plaintiffs seek class certification for all similarly situated plaintiffs who lost Exchange Funds when they placed such funds using the QIs.  One of the QIs maintained accounts at the Bank for the purpose of holding Exchange Funds.   With respect to plaintiffs' claims against the Bank, plaintiffs alleged, among other things, that the Bank knowingly aided and abetted breaches of fiduciary duties by Mr. Okun by facilitating wire transfers of Exchange Funds from accounts at the QI at the Bank to accounts controlled by Mr. Okun and his related entities at other financial institutions.  On October 2, 2009, the Bank filed a Motion to Dismiss with the court requesting the court to dismiss all plaintiffs’ claims against the Bank since the Bank successfully initiated the QI's wire transfers, and therefore, the Bank cannot be held liable under U.C.C. Article 4-A.  On February 3, 2010, the court granted the Bank’s Motion to Dismiss agreeing with the Bank that the Bank cannot be held liable under U.C.C. Article 4-A; and furthermore, that all common law claims against the Bank are preempted by U.C.C Article 4-A.  While the court dismissed the Bank from the action, it granted the plaintiffs with leave to amend the complaint.  On March 3, 2010, the plaintiffs filed a second amended complaint with the court against the Bank and other defendants, making the following allegations specifically against the Bank: (i) aiding and abetting a breach of fiduciary duty by means of non-electronic transfers; (ii) aiding and abetting fraud by means of non-electronic transfers; (iii) aiding and abetting fraud; (iv) conversion and aiding and abetting conversion by means of non-electronic transfers; (v) conversion; (vi) aiding and abetting a conversion; (vii) contractual interference; (viii) negligence and (ix) violations of U.C.C. Article 4-A. On April 9, 2010, the Bank filed its Motion to Dismiss Plaintiff’s Second Amended Complaint.  On July 20, 2010, the court granted in part the Bank's Motion to Dismiss ruling that all claims alleging violations of U.C.C. Article 4-A are dismissed with prejudice and, to the extent the aiding and abetting claims mentioned above are based on electronic transfers of funds, then these claims are dismissed with prejudice as well, however, the court granted the plaintiffs with leave to amend the complaint with respect to non-electronic transfers. While the Bank’s liability, if any, to the plaintiffs claims in this case is uncertain at this time, the Company believes that the Bank has meritorious defenses to the plaintiffs’ claims.

Contingencies – Guarantees

In the period between 2000 and 2003, Matrix Financial originated and sold approximately $8.9 billion of residential mortgage loans. Since that time the Bank has periodically sold residential mortgage loans. The Company maintains a liability for estimated losses on mortgage loans expected to be repurchased or on which indemnification is expected to be provided. The Company regularly evaluates the adequacy of this repurchase liability based on trends in repurchase and indemnification requests, actual loss experience, and other relevant factors including economic conditions. Total loans repurchased during the six months ended June 30, 2010 and 2009 were $39,000 and $99,000, respectively. Loans indemnified that remain outstanding at June 30, 2010 totaled $4.9 million, of which $1.9 million were guaranteed as to principal by FHA. Losses net of recoveries charged against the liability for estimated losses on repurchase and indemnification were $113,000 and $0 for the six months ended June 30, 2010 and 2009, respectively. At June 30, 2010 and December 31, 2009, the liability for estimated losses on repurchase and indemnification was $846,000 and $891,000, respectively, and was included in other liabilities in the consolidated balance sheets.

In connection with the May 2006 sale of ABS School Services, LLC, the Company and Equi-Mor Holdings, Inc., a wholly owned subsidiary of the Company, guaranteed, for a five year period, the repayment of the loans sold to the purchaser up to an aggregate amount of $1.65 million, creating a recourse obligation for the Company. During the second quarter of 2010, the Company incurred no losses against its guarantee. The balance of the estimated liability at June 30, 2010 and December 31, 2009, was $192,000, and is included in other liabilities in the consolidated balance sheets.

18. Discontinued Operations – Sale of United Western Trust Company Assets

During the second quarter of 2009, the Company completed the sale of certain assets of United Western Trust Company (formerly known as UW Trust Company and Sterling Trust Company) to Equity Trust Company and its affiliate, Sterling Administrative Services, LLC (together, the “Buyers”), for a purchase price of $61.4 million, subject to adjustment as provided for in the definitive purchase agreement governing the transaction.  The assets sold were associated with the custodial IRA and qualified employee benefit plan businesses of United Western Trust Company. Under the terms of the sale, United Western Trust Company received 25% of the purchase price or $15.3 million in cash, and financed the remaining 75%, or $46.0 million, through a purchase money note. The purchase money note is secured by all the assets of the Buyers as well as an assignment of the subaccounting agreement inclusive of all contract rights and fees relating to them.  The note provides for level principal payments over the seven year term and may be prepaid without penalty at any time.  The rate of interest is the prime rate, currently 3.25%, with a floor and a cap of 2.25% and 4.25%, respectively.  Management engaged a third party to assess the value of the purchase money note received from the sale and concluded that a discount of 4.2% was required to reflect the fair value of the note.  Accordingly, the gain on sale was reduced by $1.9 million, which will be amortized into income as a yield adjustment on the note over its term.

The operating results associated with the sale of United Western Trust Company assets have been retrospectively presented as discontinued operations beginning January 1, 2009.  The operating results of United Western Trust Company previously included in the Company’s custodial and advisory services segment, and now included in income from discontinued operations, net of income taxes are presented in the table below.

After the sale, United Western Trust Company retained and continues to operate its custodial escrow and paying agent lines of business.

	Quarter Ended		Six months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
	(Dollars in thousands, except share information)
Net interest income after provision for credit losses	$-	$-	$-	$-
Noninterest income	-	4,904	-	7,410
Noninterest expense	-	2,432	-	5,256
Operating income before taxes from discontinued operations	-	2,472	-	2,154
Income tax provision	-	875	-	768
Operating income from discontinued operations	-	1,597	-	1,386
Gain on sale of certain assets and operations of UW Trust net of income tax provision of $0, $19,852, $0, $19,852, respectively	-	36,139	-	36,139
Income from discontinued operations, net of income taxes	$-	$37,736	$-	$37,525

Income from discontinued operations of UW Trust, per share - basic and diluted	$-	$5.25	$-	$5.23

Premises and equipment with a book value of $2.5 million at June 30, 2009 was included in other assets and carried at the lower of cost or fair value.  These assets were sold to the Buyers in connection with the sale of United Western Trust Company assets.

19. Impact of Recently Issued Accounting Standards

Accounting Standards Update (“ASU”) No. 2009-16, “Transfers and Servicing (Topic 860) – Accounting for Transfers of Financial Assets.” ASU 2009-16 amends prior accounting guidance to enhance reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets. ASU 2009-16 eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. The new authoritative accounting guidance also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. The provisions from ASU 2009-16 became effective on January 1, 2010. The adoption ASU 2009-16 resulted in the deferral of approximately $548,000 of gains on sale of SBA loans.  During the quarter ended June 30, 2010, the Company sold guaranteed portions of SBA loans with a principal balance of $11.3 million to third parties.  However, these loans are subject to a SBA warranty for a period of 90 days, which requires under this new accounting guidance for the Company to treat these as secured borrowings during the warranty period.  The warranty periods for these loans expire through September 28, 2010.  Provided the loans remain current through the end of the warranty period, all elements necessary to record the sale and recognize the gain will have been met.

ASU No. 2009-17, “Consolidations (Topic 810) – Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.” ASU 2009-17 amends prior guidance to change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. ASU 2009-17 requires additional disclosures about the reporting entity’s involvement with variable-interest entities and any significant changes in risk exposure due to that involvement as well as its affect on the entity’s financial statements. ASU 2009-17 became effective January 1, 2010 and did not have a significant impact on the Company’s financial statements.

ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820) - Improving Disclosures About Fair Value Measurements.”  ASU 2010-06 requires expanded disclosures related to fair value measurements including (i) the amounts of significant transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy and the reasons for the transfers, (ii) the reasons for transfers of assets or liabilities in or out of Level 3 of the fair value hierarchy, with significant transfers disclosed separately, (iii) the policy for determining when transfers between levels of the fair value hierarchy are recognized and (iv) for recurring fair value measurements of assets and liabilities in Level 3 of the fair value hierarchy, a gross presentation of information about purchases, sales, issuances and settlements. ASU 2010-06 further clarifies that (i) fair value measurement disclosures should be provided for each class of assets and liabilities (rather than major category), which would generally be a subset of assets or liabilities within a line item in the statement of financial position and (ii) company’s should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for each class of assets and liabilities included in Levels 2 and 3 of the fair value hierarchy. The disclosures related to the gross presentation of purchases, sales, issuances and settlements of assets and liabilities included in Level 3 of the fair value hierarchy will be required for the Company beginning January 1, 2011. The remaining disclosure requirements and clarifications made by ASU 2010-06 became effective for the Company on January 1, 2010. See Note 16 – “Fair Value of Financial Assets.”

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

ASU No. 2010-11, “Derivatives and Hedging (Topic 815) – Scope Exception Related to Embedded Credit Derivatives.”  ASU 2010-11 clarifies that the only form of an embedded credit derivative that is exempt from embedded derivative bifurcation requirements are those that relate to the subordination of one financial instrument to another.  As a result, entities that have contracts containing an embedded credit derivative feature in a form other than such subordination may need to separately account for the embedded credit derivative feature.  The provisions of ASU 2010-11 will be effective for the Company on July 1, 2010 and are not expected to have a significant impact on the Company’s financial statements.

On July 21, 2010, the FASB issued ASU No. 2010-20, “Receivables (Topic 830) – Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” ASU 2010-20 requires entities to provide disclosures designed to facilitate financial statement users’ evaluation of (i) the nature of credit risk inherent in the entity’s portfolio of financing receivables, (ii) how that risk is analyzed and assessed in arriving at the allowance for credit losses and (iii) the changes and reasons for those changes in the allowance for credit losses.  Disclosures must be disaggregated by portfolio segment, the level at which an entity develops and documents a systematic method for determining its allowance for credit losses, and class of financing receivable, which is generally a disaggregation of portfolio segment.  The required disclosures include among other things, a rollforward of the allowance for credit losses as well as information about modified, impaired, nonaccrual and past due loans and credit quality indicators.  ASU 2010-20 will be effective for the Company’s financial statements as of December 31, 2010, as it relates to disclosures required as of the end of a reporting period.  Disclosures that relate to activity during a reporting period will be required for the Company’s financial statements that include periods beginning on or after January 1, 2011.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain statements that may be deemed “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to significant risks and uncertainties. Forward-looking statements include information concerning our future results, liquidity, interest rates and margins, loan and deposit growth including construction and development loans, management of nonperforming loans, compliance with the Cease and Desist Orders, additional capital raising efforts, exploration of strategic alternatives, acquisition of Legent Clearing, LLC, operations, development and growth of our community bank network our business strategy and ability to continue as a going concern. Forward-looking statements often include terminology such as “may,” “will,” “expect,” “anticipate,” “predict,” “believe,” “plan,” “estimate,” “continue,” “could,” “should,” “would,” “intend,” “projects” or the negative thereof or other variations thereon or comparable terminology and similar expressions. However, a statement may still be forward looking even if it does not contain one of these terms. As you consider forward-looking statements, you should understand that these statements are not guarantees of future performance or results. They involve risks, uncertainties and assumptions that could cause actual performance or results to differ materially from those in the forward-looking statements. These factors include, but are not limited to: the successful implementation of our community banking strategies; the ability to secure, timing of, and any conditions imposed thereon, of any regulatory approvals or consents for new branches or other contemplated actions; the availability of suitable and desirable locations for additional branches or other contemplated actions; the continuing strength of our existing business, which may be affected by various factors, including but not limited to interest rate fluctuations, level of delinquencies, defaults and prepayments, increased competitive challenges, and expanding product and pricing pressures among financial institutions; changes in financial market conditions, either internationally, nationally or locally in areas in which we conduct our operations, including without limitation, reduced rates of business formation and growth, commercial and residential real estate development, real estate prices and other recent problems in the commercial and residential real estate markets; demand for loan products and financial services; unprecedented fluctuations in markets for equity, fixed-income, commercial paper and other securities, including availability, market liquidity levels, and pricing; increases in the levels of losses, customer bankruptcies, claims and assessments; the extreme levels of volatility and limited credit currently being experienced in the financial markets; changes in political and economic conditions, including the economic effects of terrorist attacks against the United States and related events; legal and regulatory developments, such as changes in fiscal, monetary, regulatory, trade and tax policies and laws, including policies of the U.S. Department of Treasury and the Federal Reserve Board; our ability to comply with the terms and conditions of the Cease and Desist Orders agreed to by the Company and the Bank in June 2010; and the successful completion and regulatory approval of our acquisition of Legent Clearing.

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

Overview

Net loss and loss from continuing operations for the quarter ended June 30, 2010 was ($18.8) million, or ($.64) per share.  The loss in the second quarter of 2010 was attributed to four principal factors, (i) a net other-than-temporary impairment charge on non-agency residential mortgage-backed securities of $11.6 million, (ii) a $4.7 million of provision for credit losses, (iii) a $4.7 million addition to the deferred tax valuation allowance against the Company’s gross deferred tax assets of $55.2 million; (iv) during the second quarter, the Company held on average approximately $454 million of excess short term liquidity on its balance sheet, which resulted in an approximate 64 basis point reduction in net interest margin for the period.  The impact on net interest margin was calculated by eliminating the excess liquidity and a corresponding amount of processing and trust money market deposits from the average balance sheet table that is included below.

In the second quarter of 2009, the Company earned net income of $4.0 million, or $0.55 per share and reported a loss from continuing operations of ($33.7) million or ($4.71) per share.  The net income was impacted by the gain on sale of United Western Trust Company assets of $36.1 million, net of tax, which was included in the results of discontinued operations for the quarter.  The loss from continuing operations was impacted by a loss on sale of $29.2 million, net of tax from the sale of mortgage-backed securities collateralized by option adjustable rate residential loans with a principal balance of $47.3 million.

Net interest income before provision for credit losses declined by $1.9 million, or 10.4%, from $18.4 million for the second quarter of 2009 to $16.5 million for the second quarter of 2010 principally as a result of higher levels of liquidity that we maintained on our balance sheet and a $34.8 million increase in average community bank nonaccrual loans.  In the current environment we have been cautious in our deployment of our liquidity and believed it was prudent to maintain higher than normal levels of liquidity on the balance sheet.  As a result, net interest margin decreased 49 basis points to 2.83% for the second quarter of 2010, compared to 3.32% for the second quarter of 2009.

Total assets at June 30, 2010 were $2.22 billion, which represents a decrease of $305.0 million from December 31, 2009. The decrease in assets was the result of a decline of $323.5 million of cash and cash equivalents, which was the result of the $259.7 million decrease in total deposits, purchase of agency securities and the overall monitoring of the balance sheet size in light of current economic conditions as well as in light of our capital management plan.  At June 30, 2010, cash was $262.9 million, compared to $586.4 million at December 31, 2009.  Total loans, before the allowance for credit losses, decreased $59.8 million.  The balance sheet strategy that we implemented in 2008 included a reduction in loan growth relative to earlier periods, a reduction in land lending and a reduction in the extension of new construction commitments. Total shareholders’ equity decreased by $42.5 million, to $117.2 million at June 30, 2010, compared to $159.7 million at December 31, 2009 due to the net loss incurred for the six months ended June 30, 2010.

Nonperforming loans held for investment increased during the first half of 2010 by $15.7 million as total nonperforming held for investment loans were $60.1 million at June 30, 2010. Total nonperforming assets were $72.7 million at June 30, 2010, or 3.27% of total assets, compared to $57.5 million, or 2.28%, of total assets, at December 31, 2009. At June 30, 2010, nonperforming community bank loans held for investment were $56.9 million, or 5.94% of the community bank portfolio, compared with $40.6 million, or 3.96%, at December 31, 2009.  The increase was principally caused by the economic conditions faced by our customers.  Nonperforming residential loans held for investment decreased from year end, and were $3.2 million at June 30, 2010, compared to $3.9 million at December 31, 2009.

A discussion of the Company’s results of continuing operations is presented below.  Certain reclassifications have been made to make prior periods comparable.  The financial statement information for the quarter ended June 30, 2009, and six months ended June 30, 2009 reflect the operating results associated with the assets sold by United Western Trust Company, as discontinued operations.

Comparison of Results of Operations for the Quarters and Six Months Ended June 30, 2010 and June 30, 2009

Loss from continuing operations. For the quarter ended June 30, 2010, we incurred a loss of ($18.8) million, or ($.64) per share, from continuing operations, as compared to a loss from continuing operations of ($33.7) million, or ($4.71) per share, for the quarter ended June 30, 2009.

For the six months ended June 30, 2010, we incurred a loss of ($43.9) million, or ($1.50) per share, as compared to a loss from continuing operations of ($30.3) million, or ($4.23) per share, for the six months ended June 30, 2009. The loss for the first six months of 2010 was attributed to four principal factors, (i) a net other-than-temporary impairment charge on non-agency mortgage-backed securities of $16.9 million, (ii) a $19.0 million of provision for credit losses, (iii) a $13.9 million addition to the deferred tax valuation allowance against the Company’s gross deferred tax assets of $55.2 million; (iv) during the first six months of 2010, the Company held on average approximately $664.6 million of excess short term liquidity on its balance sheet, which resulted in an approximate 87 basis point reduction in net interest margin for the period.  The impact on net interest margin was calculated by eliminating the excess liquidity and a corresponding amount of processing and trust money market deposits from the average balance sheet table that is included below.

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
	(Dollars in thousands)
Assets
Interest-earning assets
Community bank loans:
Commercial real estate loans	$420,161	$6,050	5.78%	$373,633	$5,523	5.93%
Construction and development loans	248,085	3,116	5.04	387,275	4,760	4.93
Originated SBA loans	166,315	2,280	5.50	150,053	2,083	5.57
Multifamily loans	41,925	567	5.41	48,800	572	4.69
Commercial loans	146,806	1,913	5.23	104,343	1,502	5.77
Consumer and other loans	49,182	442	3.60	67,495	861	5.12
Total community bank loans	1,072,474	14,368	5.37	1,131,599	15,301	5.42

Other loans and securities:
Residential loans	267,707	2,669	3.99	314,005	3,793	4.83
Purchased SBA loans and securities	110,890	519	1.88	128,551	662	2.07
GNMA investment securities-available for sale, at fair value	106,773	766	2.87	-	-	-
Investment securities-available for sale, at fair value	29,007	338	4.66	57,473	614	4.28
Investment securities-held to maturity	284,087	3,497	4.92	415,178	5,452	5.25
Total other loans and securities	798,464	7,789	3.90	915,207	10,521	4.60

Interest-earning deposits	454,313	324	0.28	144,839	60	0.16
FHLBank stock	9,451	63	2.67	27,834	93	1.34
Total interest-earning assets	2,334,702	22,544	3.87%	2,219,479	25,975	4.69%

Non-interest earning assets
Cash	21,648			48,407
Allowance for credit losses	(43,681)			(23,412)
Premises and equipment	23,622			27,120
Other assets	107,676			94,982
Total non-interest bearing assets	109,265			147,097
Total assets	$2,443,967			$2,366,576

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Passbook accounts	$388	$-	0.24%	$357	$-	0.24%
Community Bank MMDA and NOW	67,699	148	0.88	74,792	324	0.51
Processing and Trust MMDA and NOW	1,161,523	844	0.29	1,377,053	1,524	0.44
Certificates of deposit	502,156	2,311	1.85	201,332	1,622	3.23
FHLBank borrowings	168,807	921	2.16	216,674	2,366	4.32
Repurchase agreements	79,802	905	4.49	79,541	915	4.55
Borrowed money and junior subordinated debentures	68,996	952	5.46	70,420	844	4.74
Total interest-bearing liabilities	2,049,371	6,081	1.18%	2,020,169	7,595	1.50%

Noninterest-bearing liabilities:
Demand deposits (including custodial escrow balances)	244,249			210,149
Other liabilities	16,299			23,314
Total non-interest bearing liabilities	260,548			233,463

Shareholders' equity	134,048			112,944

Total liabilities and shareholders equity	$2,443,967			$2,366,576

Net interest income before provision for credit losses		$16,463			$18,380
Interest rate spread			2.69%			3.19%
Net interest margin			2.83%			3.32%
Ratio of average interest-earning assets to average interest-bearing liabilities			113.92%			109.87%

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

	Three Months Ended June 30,
	2010 vs. 2009
	Increase (Decrease) Due to Change in
	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Community bank loans:
Commercial real estate loans	$904	$(377)	$527
Construction and development loans	(1,949)	305	(1,644)
Originated SBA loans	271	(74)	197
Multifamily loans	(171)	166	(5)
Commercial loans	793	(382)	411
Consumer and other loans	(200)	(219)	(419)
Other loans and securities:
Residential loans	(516)	(608)	(1,124)
Purchased SBA loans and securities	(86)	(57)	(143)
GNMA investment securities-available for sale, at fair value	271	495	766
Investment securities-available for sale, at fair value	(200)	(76)	(276)
Investment securities-held to maturity	(1,630)	(325)	(1,955)
Interest-earning deposits	196	68	264
FHLBank stock	(160)	130	(30)
Total interest-earning assets	(2,477)	(954)	(3,431)

Interest-bearing liabilities:
Community Bank MMDA and NOW	(28)	(148)	(176)
Processing and Trust MMDA and NOW	(214)	(466)	(680)
Certificates of deposit	2,696	(2,007)	689
FHLBank borrowings	(443)	(1,002)	(1,445)
Repurchase agreements	8	(18)	(10)
Borrowed money and junior subordinated debentures	(47)	155	108
Total interest-bearing liabilities	1,972	(3,486)	(1,514)
Change in net interest income before provision for credit losses	$(4,449)	$2,532	$(1,917)

As detailed in the foregoing tables, net interest income before provision for credit losses decreased $1.9 million, or 10.4%, to $16.5 million for the quarter ended June 30, 2010, as compared to $18.4 million for the quarter ended June 30, 2009. Net interest margin decreased 49 basis points to 2.83% for the quarter ended June 30, 2010, from 3.32% for the quarter ended June 30, 2009. The decrease in net interest margin and net interest income before provision for credit losses was principally the result of an increase in on-balance sheet liquidity invested in lower yielding short-term deposits principally at the Federal Reserve Bank.  Another contributing factor was an increase in nonaccrual loans between the periods.  For the second quarter of 2010 nonaccrual loans averaged $56.7 million, compared to the second quarter of 2009, when nonaccrual loans averaged $21.9 million.

Interest income declined $3.4 million to $22.5 million for the quarter ended June 30, 2010, as compared to $26.0 million for the quarter ended June 30, 2009. Average community bank loans decreased $59.1 million to $1.072 billion for the quarter ended June 30, 2010, compared to $1.132 billion for the quarter ended June 30, 2009.  The yield on community bank loans declined to 5.37% for the second quarter of 2010, as compared to 5.42% for the second quarter of 2009.

During the same second quarter periods, the average balance of other loans and securities declined by $116.7 million to $798.5 million for the quarter ended June 30, 2010, as compared to $915.2 million for the quarter ended June 30, 2009. The decline in average other loans and securities was consistent with our plans to allow these assets – residential loans, purchased SBA loans and securities and non-agency residential mortgage-backed securities to decline through repayment over time.  Certain of these repayments have been redeployed into Ginnie Mae securities. The yield on other loans and mortgage-backed securities declined to 3.90% for the second quarter of 2010 as compared to 4.60% for second quarter of 2009. The decrease in the yield on these assets was due principally to the decreases in market interest rates as well as our redeployment of these assets into Ginnie Mae securities. The majority of the other loans and securities are variable rate including the residential mortgage loans for which the significant majority have reached their initial reset date and now fluctuate at least annually and the purchased guaranteed portions of SBA 7a loans, which are tied to prime.

Also during the second quarter of 2010, the average balance of interest-earning deposits and FHLBank stock increased to $463.8 million for the quarter ended June 30, 2010 compared to $172.7 million for the quarter ended June 30, 2009.  The yield on these assets declined to 33 basis points for the quarter ended June 30, 2010 compared to 36 basis points for the quarter ended June 30, 2009.  The growth in interest-earning deposits was caused by our successful deposit marketing efforts and the cautious stance we have taken in the deployment of these assets, which has resulted in erosion of our net interest income and net interest margin. At June 30, 2010, interest-earning deposits were $248.9 million compared to the quarterly average of $454.3 million principally a result of the $350 million withdrawal by Equity Trust of their custodial deposits and withdrawal of certain brokered deposits during the second quarter of 2010.  Accordingly, the Company believes that average interest-earning deposits will be lower in the third quarter of 2010 than in the second quarter, with the interest-bearing deposits continuing to negatively impact net interest income for that period although to a smaller extent than which occurred in the second quarter of 2010.

Overall, the cost of liabilities declined 32 basis points in the comparable quarters to 1.18% for the quarter ended June 30, 2010, versus 1.50% for the quarter ended June 30, 2009.  Between these periods, the average balance of interest-bearing liabilities increased by $29.2 million.  This was principally a result of a $300.8 million increase in certificates of deposits, which was offset by decreases of $222.6 million in money market and NOW accounts and $47.9 million in FHLBank borrowings.  In total, the cost of interest-bearing liabilities decreased $1.5 million between the periods.

	Six Months Ended June 30,
	2010			2009
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Assets
Interest-earning assets
Community bank loans:
Commercial real estate loans	$412,225	$11,947	5.84%	$381,520	$11,138	5.89%
Construction and development loans	272,743	6,225	4.60	386,639	9,390	4.90
Originated SBA loans	165,572	4,501	5.48	144,049	3,973	5.56
Multifamily loans	40,360	1,091	5.41	49,211	1,203	4.89
Commercial loans	144,992	3,725	5.18	108,905	3,048	5.64
Consumer and other loans	47,925	1,004	4.22	59,769	1,513	5.10
Total community bank loans	1,083,817	28,493	5.30	1,130,093	30,265	5.40

Other loans and securities:
Residential loans	270,969	5,523	4.08	323,305	7,869	4.87
Purchased SBA loans and securities	112,536	1,046	1.87	132,428	998	1.52
GNMA investment securities-available for sale, at fair value	58,629	841	2.87	-	-	-
Investment securities-available for sale, at fair value	31,033	746	4.81	57,922	1,331	4.60
Investment securities-held to maturity	293,434	7,359	5.02	427,393	11,370	5.32
Total other loans and securities	766,601	15,515	4.05	941,048	21,568	4.58

Interest-earning deposits	664,605	871	0.26	93,443	79	0.17
FHLBank stock	9,420	126	2.70	28,437	187	1.33
Total interest-earning assets	2,524,443	45,005	3.58%	2,193,021	52,099	4.77%

Non-interest earning assets
Cash	43,372			36,714
Allowance for credit losses	(41,117)			(21,769)
Premises and equipment	23,787			26,798
Other assets	106,574			95,404
Total non-interest bearing assets	132,616			137,147
Total assets	$2,657,059			$2,330,168

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Passbook accounts	$391	$-	0.23%	$342	$-	0.24%
Community Bank MMDA and NOW	62,840	289	0.93	64,276	502	1.57
Processing and Trust MMDA and NOW	1,379,083	2,344	0.34	1,361,429	3,311	0.49
Certificates of deposit	491,625	4,474	1.84	176,210	2,939	3.36
FHLBank borrowings	169,509	1,974	2.32	220,512	4,746	4.28
Repurchase agreements	79,050	1,807	4.55	79,870	1,820	4.53
Borrowed money and junior subordinated debentures	64,799	1,850	5.68	69,436	1,725	4.94
Total interest-bearing liabilities	2,247,297	12,738	1.14%	1,972,075	15,043	1.53%

Noninterest-bearing liabilities:
Demand deposits (including custodial escrow balances)	247,644			226,889
Other liabilities	14,898			22,459
Total non-interest bearing liabilities	262,542			249,348

Shareholders' equity	147,220			108,745

Total liabilities and shareholders' equity	$2,657,059			$2,330,168

Net interest income before provision for credit losses		$32,267			$37,056
Interest rate spread			2.44%			3.24%
Net interest margin			2.57%			3.40%
Ratio of average interest-earning assets to average interest-bearing liabilities			112.33%			111.20%

	Six Months Ended June 30,
	2010 vs. 2009
	Increase (Decrease) Due to Change in
	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Community bank loans:
Commercial real estate loans	$904	$(95)	$809
Construction and development loans	(2,620)	(545)	(3,165)
Originated SBA loans	587	(59)	528
Multifamily loans	(231)	119	(112)
Commercial loans	945	(268)	677
Consumer and other loans	(272)	(237)	(509)
Other loans and securities:
Residential loans	(1,172)	(1,174)	(2,346)
Purchased SBA loans and securities	(164)	212	48
GNMA investment securities-available for sale, at fair value	-	841	841
Investment securities-available for sale, at fair value	(643)	58	(585)
Investment securities-held to maturity	(3,399)	(612)	(4,011)
Interest-earning deposits	729	63	792
FHLBank stock	(177)	116	(61)
Total interest-earning assets	(5,513)	(1,581)	(7,094)

Interest-bearing liabilities:
Community Bank MMDA and NOW	(11)	(202)	(213)
Processing and Trust MMDA and NOW	3,363	(4,330)	(967)
Certificates of deposit	3,363	(1,828)	1,535
FHLBank borrowings	(930)	(1,842)	(2,772)
Repurchase agreements	(20)	7	(13)
Borrowed money and junior subordinated debentures	(120)	245	125
Total interest-bearing liabilities	5,645	(7,950)	(2,305)
Change in net interest income before provision for credit losses	$(11,158)	$6,369	$(4,789)

As detailed in the foregoing tables, net interest income before provision for credit losses decreased $4.8 million, or 12.9%, to $32.3 million for the six months ended June 30, 2010, as compared to $37.1 million for the six months ended June 30, 2009. Net interest margin decreased 83 basis points to 2.57% for the six months ended June 30, 2010 from 3.40% for the six months ended June 30, 2009. The tables indicate the decrease in net interest margin and net interest income before provision for credit losses was principally the result of an increase in on-balance sheet liquidity invested in lower yielding short-term deposits principally at the Federal Reserve Bank.  Interest income declined $7.1 million to $45.0 million for the six months ended June 30, 2010, as compared to $52.1 million for the six months ended June 30, 2009. Average community bank loans decreased to $1.08 billion for the six months ended June 30, 2010, compared to $1.13 billion for the six months ended June 30, 2008. The yield on those assets declined to 5.30% for the first six months of 2010, as compared to 5.40% for the first six months of 2009.  The decline in the yield on community bank loans was partially caused by a $34.1 million increase in non accrual community bank loans for the six months ended June 30, 2010.

The average balance of other loans and securities declined by $174.4 million to $766.6 million for the first six months of 2010, as compared to $941.0 million for the first six months of 2009. The decline in average other loans and securities was consistent with our plans to allow these assets – residential loans, purchased SBA loans and securities and non-agency residential mortgage-backed securities – to decline through repayment over time.  Certain of these repayments have been redeployed into Ginnie Mae securities. The yield on other loans and securities declined to 4.05% for the first six months of 2010 as compared to 4.58% for the first six months of 2009. The decrease in the yield on these assets was due principally to the decreases in market interest rates as well as our redeployment of these assets into Ginnie Mae securities. The majority of the other loans and securities are variable rate including the residential mortgage loans for which the significant majority have reached their initial reset date and now fluctuate at least annually and the purchased guaranteed portions of SBA 7a loans, which are tied to prime.

Overall, the cost of liabilities declined 39 basis points to 1.14% for the six months ended June 30, 2010, versus 1.53% for the six months ended June 30, 2009.  Between these periods, the average balance of interest-bearing liabilities increased by $275.2 million.  This was principally a result of increases of $315.4 million increase in certificates of deposits and $16.2 million in money market and NOW accounts, which were partially offset by a $51.0 million decrease in FHLBank borrowings.  The overall growth in interest-bearing liabilities was related to our successful deposit marketing efforts.  In total, the cost of interest-bearing liabilities decreased $2.3 million between the periods.

Through our Asset Liability Management Committee, we have maintained a modest asset sensitive position to prospective changes in interest rates. Accordingly, as interest rates increase from current levels, we would expect expansion of our net interest margin.

Provision for Credit Losses. The provision for credit losses is determined by the Company as the amount necessary to be added to the allowance for credit losses after net charge-offs to bring the allowance to a level which, in management’s best estimate, is necessary to absorb probable losses inherent within the existing loan portfolio.  The provision for credit losses was $4.7 million for the quarter ended June 30, 2010, compared to $6.3 million for the quarter ended June 30, 2009.

The provision for credit losses in the second quarter of 2010 was comprised of $4.8 million to the general allowance and a $100,000 recovery related to loans identified specifically for impairment.  The provision for credit losses in the second quarter of 2010 was impacted by our assessment of the condition of the overall portfolio at June 30, 2010 and an increase in the underlying loss factors we apply to certain commercial real estate loans and selected residential loans based on the results of our loss migration analysis, which resulted in incremental $1.4 million of provision for credit losses expense for the quarter.

The provision for credit losses in the second quarter of 2009 was comprised of $4.8 million to the general allowance and $1.5 million to loans identified specifically for impairment.  During the second quarter of 2009, based on our review of the community bank loan portfolio, we considered it prudent to increase the allowance, including the loss factors we apply to construction and development loans, which resulted in incremental $1.1 million of provision expense. The balance of the provision for credit losses for the second quarter of 2009 was incurred to reflect current economic conditions principally associated with construction and commercial real estate credits and declining collateral values.

The provision for credit losses was $19.0 million for the six months ended June 30, 2010, compared to $10.5 million for the six months ended June 30, 2009.  The provision for credit losses in the first half of 2010 was comprised of $12.3 million to the general allowance and $6.7 million to loans identified specifically for impairment.  The $8.5 million increase from the six months ended 2009 to the six months ended 2010 was a result of the change in loan grades to reflect the performance of the underlying loans including the increase in nonperforming loans.

The provision for credit losses in the first half of 2009 was comprised of $7.0 million to the general allowance and $3.5 million to loans identified specifically for impairment.  The provision for credit losses for the first half of 2009 was a result of the same factors discussed above for the provision for credit losses for the second quarter of 2009.

For a discussion of the Company’s allowance for credit loss methodology see “Significant Accounting Estimates – Allowance for Credit Losses,” in Note 1 to our financial statements and, as it relates to nonperforming assets, see “Asset Quality.”

Noninterest Income. An analysis of the components of noninterest income is presented in the table below:

	Quarter Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Dollars in thousands)
Noninterest income:
Custodial, administrative and escrow services	$91	$171	$176	$287
Loan administration	1,066	1,038	2,076	2,195
Gain on sale of loans held for sale	1,544	331	2,140	379
Loss on sale of available for sale investment securities	-	(46,980)	-	(46,980)

Total other-than-temporary impairment losses	(12,317)	(892)	(18,097)	(892)
Portion of loss recognized in other comprehensive income (before taxes)	688	289	1,165	289
Net impairment losses recognized in earnings	(11,629)	(603)	(16,932)	(603)

Gain on sale of investment in Matrix Financial Solutions, Inc.	-	-	-	3,567
Other income	557	642	1,052	1,453
Total noninterest loss	$(8,371)	$(45,401)	$(11,488)	$(39,702)

Custodial, Administrative and Escrow Services. Service fees decreased $80,000, or 47%, to $91,000 for the quarter ended June 30, 2010, as compared to $171,000 for the quarter ended June 30, 2009, and decreased $111,000, or 39%, to $176,000 for the six months ended June 30, 2010, as compared to $287,000 for the six months ended June 30, 2009.

In 2007, the Company elected to restructure our relationship with one life settlement agent for special asset acquisitions and administration and terminate certain elements of business with respect to this large life settlement agent account.  As a result of this decision, there has been a corresponding decline in revenues relating to the escrow administration business.  In addition, on June 27, 2009, UWTC transferred substantially all of its contractual relationships for custodial and administrative services pertaining to individual retirement accounts and other tax qualified retirement plans in an exchange for value to Equity Trust Company pursuant to a purchase and sale agreement (the “PSA”). The PSA provided that, until June 27, 2014, UWTC may not, with certain exceptions: (i) serve as a custodian or trustee for self-directed individual retirement accounts in which customers have the ability to invest through such accounts in certain alternative investments; or (ii) act as a custodian or administrator for certain tax qualified retirement plans. UWTC is in the process of implementing its revised business plan in light of these restrictions and intends to focus the majority of its business on providing administrative and escrow services prospectively.

Loan Administration. Loan administration income represents service fees earned from servicing loans for various investors, which are based on a contractual percentage of the outstanding principal balance plus late fees and other ancillary charges. Loan administration fees increased $28,000 or 3%, to $1.1 million for the quarter ended June 30, 2010, as compared to $1.0 million for the quarter ended June 30, 2009 and decreased $119,000, or 5%, to $2.1 million for the six months ended June 30, 2010, as compared to $2.2 million for the six months ended June 30, 2009.

Our mortgage loan servicing portfolio decreased to an average balance of $730 million for the quarter ended June 30, 2010, as compared to an average balance of $847 million for the quarter ended June 30, 2009. Our average service fee rate (including all ancillary income) of 0.48% for the second quarter of 2010 was 4 basis points higher than the 0.44% for the second quarter of 2009.

Our portfolio decreased to an average balance of $742 million for the six months ended June 30, 2010, as compared to an average balance of $866 million for the six months ended June 30, 2009.  Our average service fee rate (including all ancillary income) of 0.47% for the first six months of 2010 was one basis point higher than the 0.46% rate for the first six months of 2009.

We anticipate loan administration fees will continue to decrease as our servicing portfolio decreases through normal amortization and prepayments.

Gain on Sale of Loans Held for Sale. Gain on sale of loans held for sale was $1.5 million for the quarter ended June 30, 2010, as compared to $331,000 for the quarter ended June 30, 2009. During the second quarter of 2010, the Bank sold $18.6 million of loans originated by our SBA group.  These sales included $12.0 million of USDA loans, for which there is no warranty period and the gain was realized at the time of sale, and $6.6 million of sales that occurred during the first quarter of 2010 for which the warranty period lapsed during the second quarter of 2010, which allowed the Company to recognize the gain. The loan sales were part of our management of industry concentrations, interest rate risk, and regular sales of the guaranteed portion of SBA and USDA originated loans.  In addition, based on the new accounting guidance adopted in the first quarter of 2010 that requires the warranty period to lapse prior to gain recognition, there were deferred gains of $1.2 million on the sale of $13.6 million of the guaranteed portions of SBA 7a originated loans.  Of the loans sold with deferred gains during the second quarter of 2010, the warranty period expires on a loan by loan basis through September 28, 2010.  We expect such gains may fluctuate significantly from quarter to quarter based on a variety of factors, such as the current interest rate environment, the supply and mix of loans available in the market, the particular loan portfolios we elect to sell, and market conditions.

Gain on sale of loans was $2.1 million for the six months ended June 30, 2010, as compared to $379,000 for the six months ended June 30, 2009. During the first six months of 2010, the Bank sold $25.7 million of originated loans from our SBA division, which accounted for all of the gain on sale for the period.  In addition, $1.2 million of gains were deferred due to the new accounting guidance discussed above.  During the first six months of 2009, the Bank sold $9.1 million of originated loans from our SBA division, which resulted in substantially all the gain on sale realized in the period.

Other-Than-Temporary Impairment (“OTTI”).  During the second quarter of 2010 the Company incurred OTTI on six private-label held-to-maturity collateralized mortgage obligations.  Of these six securities, two of the securities had been subject to previous OTTI charges by the Company.  These six securities had an unpaid principal balance of $24.5 million and were written down to the estimated fair value of $8.8 million, representing a cumulative OTTI of $16.5 million, of which $11.6 million was a charge to operations during the second quarter of 2010. Our analysis of the securities as well as the principal received in the month of June indicates the carrying values are reasonable. Of the six securities, five are current with respect to principal and interest payments in accordance with the terms of those securities. These securities were deemed OTTI based on the extent and duration of the decline in fair value below amortized cost given consideration to liquidity in the marketplace at the time and uncertainty of a recovery of expected future cash flows.

During the first half of 2010 the Company incurred OTTI on twelve private-label held-to-maturity collateralized mortgage obligations.  Of these twelve securities, seven of the securities had been subject to previous OTTI charges by the Company.  These twelve securities had an unpaid principal balance of $44.0 million and were written down to the estimated fair value of $14.4 million, representing a cumulative OTTI of $29.6 million, of which $16.9 million was a charge to operations during the first half of 2010. Our analysis of the securities as well as the principal received in the month of June indicates the carrying values are reasonable. Of the twelve securities, nine are current with respect to principal and interest payments in accordance with the terms of those securities. These securities were deemed OTTI based on the extent and duration of the decline in fair value below amortized cost given consideration to liquidity in the marketplace at the time and uncertainty of a recovery of expected future cash flows.

Management believes in the current economic conditions that it is reasonably possible the Company will incur future OTTI charges on its non-agency mortgage-backed securities.  See additional discussion in Note 3 to our financial statements – “Investment Securities.”

Gain on Sale of Investment.  During the first half of 2009, the Company completed the sale of 269,792 shares of Matrix Financial Solutions, Inc. for $16.00 per share resulting in aggregate proceeds of $4.3 million.  The transaction was negotiated between the Company and the purchaser and the Company believes the exchange value per share represented the fair market value of such shares as of the sale date.  The Company’s basis in the shares was $750,000, resulting in a gain on the sale of $3.6 million.  Matrix Financial Solutions, Inc. is the successor to the Company’s former joint venture interest in Matrix Settlement and Clearance Services.  The Company and Matrix Financial Solutions, Inc. have ongoing business relationships pursuant to which certain cash accounts under the control of Matrix Financial Solutions, Inc. are placed on deposit at the Bank.

Other Income. Other income for the quarter ended June 30, 2010 was $557,000 or $85,000 less than for the quarter ended June 30, 2009 and principally included income earned on bank-owned life insurance of $234,000, service charges of $131,000 and other miscellaneous items that totaled $192,000. This compares to the second quarter of 2009 when other income was $642,000 and included income earned on bank-owned life insurance of $236,000, service charges of $129,000, and other miscellaneous items that totaled $277,000.

Other income for the six months ended June 30, 2010 was $1.1 million or $401,000 less than for the six months ended June 30, 2009 and principally included income earned on bank-owned life insurance of $467,000, service charges of $257,000 and other miscellaneous items that totaled $328,000.  This compares to the first six months of 2009 when other income included a $370,000 settlement of a representation and warranty claim the Bank made against a large nationally recognized loan originator, income earned on bank-owned life insurance of $470,000, rental income of $200,000 on a property owned by a non-core subsidiary that was sold in June 2009, income of $263,000 from the revenue sharing agreement with Community Development Funding, LLC, and other miscellaneous items that totaled $150,000.

Noninterest Expense. Noninterest expense increased $3.7 million, or 18%, to $23.5 million for the quarter ended June 30, 2010, as compared to $19.8 million for the quarter ended June 30, 2009.  Noninterest expense increased $12.0 million, or 34%, to $47.0 million for the six months ended June 30, 2010, as compared to $35.0 million for the six months ended June 30, 2009.  The following table details the components of noninterest expense for the periods indicated:

	Quarter Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Dollars in thousands)
Noninterest expense:
Compensation and employee benefits	$6,049	$6,554	$12,050	$12,809
Subaccounting fees	5,933	3,983	12,868	7,423
Amortization of mortgage servicing rights	553	587	1,127	1,382
Lower of cost or fair value adjustment on loans held for sale	829	252	1,391	(325)
Occupancy and equipment	1,039	823	1,898	1,615
Deposit insurance	2,053	1,877	3,849	2,565
Postage and communication	237	247	488	470
Professional fees	1,371	944	2,151	2,040
Mortgage servicing rights subservicing fees	311	344	628	711
Asset quality	1,451	324	4,363	582
Other general and administrative	3,625	3,864	6,131	5,681
Total noninterest expense	$23,451	$19,799	$46,944	$34,953

Compensation and employee benefits expense decreased $505,000 to $6.0 million for the quarter ended June 30, 2010, as compared to $6.6 million for the quarter ended June 30, 2009.  The principal cause of the decrease in compensation expense between the periods was a decrease in bonus and incentive compensation and medical insurance costs.  Head count decreased between periods, with 204 at June 30, 2010 compared to 230 at June 30, 2009 as a result of realigning the number of employees to our expectations for our operations considering the economy.  However, this decrease in head count occurred principally in the last week of June 2010, accordingly, we anticipate the impact of the reduction to continue in future periods.

Compensation and employee benefits expense decreased $759,000, or 6%, to $12.1 million for the six months ended June 30, 2010, as compared to $12.8 million for the six months ended June 30, 2009.  The principal cause of the decrease was a decrease in bonus and incentive compensation.

Subaccounting fees, which represent fees paid to third parties to service depository accounts on our behalf, are incurred at the Bank in respect to certain processing and trust deposits.  Such fees increased $2.0 million, or 49%, to $5.9 million for the quarter ended June 30, 2010, compared to $4.0 million for the quarter ended June 30, 2009, and increased $5.4 million, or 73%, to $12.9 million for the six months ended June 30, 2010, compared to $7.4 million for the six months ended June 30, 2009.  After the completion of the sale of certain assets of UWTC at the end of June 2009, the Company incurred subaccounting fees on the custodial deposits transferred to the buyer, which accounted for substantially all of the increase between the second quarter of 2010 and the second quarter of 2009 and the six months ended June 30, 2010 and the six months ended June 30, 2009.

The average balances subject to subaccounting fees decreased $81 million for the quarter ended June 30, 2010, to $999.0 million from $1.08 billion for the quarter ended June 30, 2009 and increased $10 million to $1.11 billion for the first half of 2010 compared to $1.10 billion for the first half of 2009.  The decrease between the quarter ended June 20, 2010 and the quarter ended June 30, 2009 was as a result of the following transaction: on May 3, 2010, with our agreement, Equity Trust Company withdrew $350 million of its custodial deposits. Contemporaneously with this transfer of Equity Trust custodial deposits, we entered into an amendment to the Equity Trust subaccounting agreement that reduced the maximum amount of Equity Trust custodial deposits at the Bank from $1 billion to $700 million. The amendment further eliminated the Bank’s obligation to assure minimum subaccounting fees to Equity Trust as a result of this transfer to the third party bank.  This will result in a material reduction in aggregate subaccounting fees and interest expense in 2010 and beyond.  As consideration for Equity Trust entering into this modification to the subaccounting agreement by and between Equity Trust and the Bank, the Bank paid a fee of $1.2 million to Equity Trust.  This fee and related expenses will be recovered within 2010 from reduced subaccounting fees and lower interest expense paid with respect to the Equity Trust custodial deposits.

Amortization of mortgage servicing rights decreased $34,000, or 6%, to $553,000 for the quarter ended June 30, 2010, as compared to $587,000 for the quarter ended June 30, 2009. Amortization of mortgage servicing rights is principally a function of the level of repayments of the remaining portfolio. The average balance in our mortgage servicing rights portfolio decreased to $730 million for the quarter ended June 30, 2010, as compared to $847 million for the quarter ended June 30, 2009. Prepayment speeds on our servicing portfolio were 15.14% for the quarter ended June 30, 2010, as compared to 17.9% for the quarter ended June 30, 2009.

Amortization of mortgage servicing rights decreased $255,000, or 18%, to $1.1 million for the six months ended June 30, 2010, as compared to $1.4 million for the six months ended June 30, 2009.  Amortization of mortgage servicing rights is a function of the size of our mortgage servicing portfolio and the prepayment rates experienced with respect to the underlying mortgage loans within the portfolio. The average balance in our mortgage servicing rights portfolio decreased to $742 million at June 30, 2010, as compared to $866 million at June 30, 2009. Annualized prepayment speeds on our servicing portfolio were 16.7% for the six months ended June 30, 2010, as compared to 17.1% for the six months ended June 30, 2009.

The lower of cost or fair value on loans held for sale resulted in a charge of $829,000 for the quarter ended June 30, 2010, compared to a charge of $252,000 for the quarter ended June 30, 2009.  The charge of $829,000 for the quarter ended June 30, 2010, reflected the additional discount on the pricing of certain interest only residential whole loans.  For the quarter ended June 30, 2009, the overall discount rate to which held for sale loan cash flows are measured decreased, which is favorable to the valuation of such assets.  Also, favorably impacting the results for the quarter were the $6.7 million of repayments on the residential held for sale portfolio. However, overall delinquencies in the held for sale residential portfolio increased, which offset the impact of a lower discount rate and repayments.

The lower of cost or fair value on loans held for sale resulted in a charge of $1.4 million for the six months ended June 30, 2010 compared to a recovery of $325,000 for the six months ended June 30, 2008.  For the six months ended June 30, 2010, the charge of $1.4 million reflected the additional discount on the pricing of certain interest only residential whole loans.  In the six months ended June 30, 2009, interest rates declined which resulted in an increase in the value of certain assets.  There also were approximately $30 million of payoffs of the residential held for sale portfolio between June 2009 and June 2008 that eliminated the valuation associated with such loans.

As a result of increased property taxes and rent expense, occupancy and equipment expense increased $216,000, or 26%, to $1.0 million for the quarter ended June 30, 2010, as compared to $823,000 for the quarter ended June 30, 2009. Occupancy and equipment expense is shown net of the amortization of the deferred gain resulting from the sale-leaseback of our headquarters building in September 2006, which is being amortized into income over the 10-year term of the lease.  We recognized $284,000 and $289,000 of amortization of deferred gain as a reduction of occupancy expense for the quarter ended June 30, 2010 and 2009, respectively.

Occupancy and equipment expense increased $283,000, or 18%, to $1.9 million for the six months ended June 30, 2010, as compared to $1.6 million for the six months ended June 30, 2009. We recognized $568,000 and $579,000 of amortization of deferred gain as a reduction of occupancy expense for the six months ended June 30, 2010 and 2009, respectively.

Deposit insurance expense increased $176,000, to $2.1 million for the quarter ended June 30, 2010, compared to $1.9 million for the quarter ended June 30, 2009.  Deposit insurance increased $1.3 million to $3.9 million for the first six months of 2010 compared to $2.6 million for the first six months of 2009, which was a result of the FDIC’s risk-based assessment system being effective for all of the first six months of 2010, which was not the case for the first six months of 2009 since the risk-based assessment system did not become effective until April 1, 2009.

Professional fees increased $427,000 to $1.4 million for the quarter ended June 30, 2010, compared to $944,000 for the quarter ended June 30, 2009.  In the second quarter of 2010, $323,000 of professional fees were incurred in connection with the announced purchase of Legent Clearing, $150,000 in connection with Equity Trust’s withdrawal of $350 million of their custodial deposits, and $55,000 in connection with regulatory matters.  Professional fees increased $111,000 to $2.2 million for the six months ended June 30, 2010, compared to $2.0 million for the six months ended June 30, 2009.

Asset quality expenses increased $1.1 million to $1.5 million for the quarter ended June 30, 2010, compared to $324,000 for the second quarter of 2009.  The asset quality expenses incurred in the second quarter of 2010 included $733,000 of REO write downs to reduce REO to fair value and other REO carrying costs, $357,000 loss on sale of REO and $361,000 of other loan collection and appraisal costs. Such costs were $66,000 for REO write downs and other REO carrying costs, $22,000 for loss on sale of REO and $236,000 for loan collection and appraisal costs in the second quarter of 2009.

Asset quality expenses increased $3.8 million, to $4.4 million for the six months ended June 30, 2010, compared to $582,000 for the six months ended June 30, 2009.  The asset quality expenses incurred in the first six months of 2010 included $3.1 million of REO write downs to reduce REO to fair value and other REO carrying costs, $394,000 loss on sale of REO and $842,000 of other loan collection and appraisal costs. Such costs were $173,000 for REO write downs and other REO carrying costs, $8,000 for loss on sale of REO and $400,000 for loan collection and appraisal costs for the first six months of 2010.

The remainder of noninterest expense, which includes postage and communication expense, mortgage servicing rights subservicing fees, and other general and administrative expenses decreased $282,000 to $4.2 million for the quarter ended June 30, 2010, as compared to $4.5 million for the quarter ended June 30, 2009.  In the second quarter of 2010, other expense included the $1.2 million fee paid to Equity Trust for the amendment to the subaccounting agreement, a $230,000 early lease termination fee associated with the Company’s former school loan servicing business line, and $112,000 of tax expense associated with the sale of UWTC assets.  These increases were offset by a $1.0 million decrease in loss on sale of property and a $738,000 loss on a note owned by an unregulated subsidiary of the Company during the second quarter of 2009 that did not recur in the second quarter of 2010.

The remainder of noninterest expense increased $385,000 to $7.2 million for the six months ended June 30, 2010, as compared to $6.9 million for the six months ended June 30, 2009.  In the six months ended 2010, other expense included the $1.2 million fee paid to Equity Trust for the amendment to the subaccounting agreement, a $230,000 early lease termination fee associated with the Company’s former school loan servicing business line, $229,000 of tax expense associated with the sale of UWTC assets.  These increases were offset by a $1.0 million decrease in loss on sale of property and a $738,000 loss on a note owned by an unregulated subsidiary of the Company during the second quarter of 2009 that did not recur in the second quarter of 2010.

Income Taxes. The income tax benefit from continuing operations was $1.3 million for the quarter ended June 30, 2010, as compared to income tax benefit from continuing operations of $19.4 million for the quarter ended June 30, 2009. The effective income tax rate for the second quarter of 2010 was impacted by the current period loss from operations offset by an additional $4.7 million deferred tax valuation allowance recorded in the second quarter of 2010. There was no deferred tax valuation allowance recorded at June 30, 2009.  Due to the losses incurred in the fourth quarter of 2009 and for the year then ended and in the first six months of 2010, the Company was unable to conclude that it is more likely than not that it will generate sufficient taxable income in the foreseeable future to realize all of its deferred tax assets.  At June 30, 2010, gross deferred tax assets were $55.2 million.

The income tax benefit from continuing operations was $1.3 million for the six months ended June 30, 2010 compared to income tax benefit of $17.8 million for the six months ended June 30, 2009.

Balance Sheet

Total assets decreased $305.0 million, or 12%, to $2.22 billion at June 30, 2010 from $2.53 billion at December 31, 2009. Community bank loans held for investment decreased by $64.9 million to $958.5 million at June 30, 2010, compared to $1.02 billion at December 31, 2009.  Other loans held for investment declined $13.4 million to $148.0 million at June 30, 2010 compared to $161.4 million at December 31, 2009 primarily from repayments of residential loans and purchased SBA loans.  Loans held for sale increased $18.4 million to $279.2 million at June 30, 2010 as compared to $260.8 million at December 31, 2009 due to an increase in originated SBA 504 and 7a loans as well as from buy-outs from our servicing portfolio of residential mortgage loans.

Total liabilities decreased by $262.5 million to $2.10 billion at June 30, 2010 from $2.37 billion at December 31, 2009. The decrease in liabilities was the result of a $259.7 million decrease in deposits, inclusive of custodial escrow deposits.  Of the decrease in deposits, $274.2 million was in brokered deposits and $135.3 million in CDARS® deposits due to United Western Bank’s brokered deposit restriction, which were partially offset by a $110.0 million increase in processing and trust deposits and a $39.8 million increase in traditional community bank deposits.

Investment Securities

See Note 3 to the consolidated financial statements in this report for additional detailed information related to the Company’s investment securities portfolio.

The tables below show the change in the book value of RMBS between December 31, 2009 and June 30, 2010 by issuer type, their place in the credit support structure and the amount of risk based capital at an assumed 10.0% ratio to hold these securities at those periods:

Holding Entity	Issuer Type	Credit Structure	Book Value at December 31, 2009	Change in Book Value Excluding Purchases and OTTI Between December 31, 2009 and June 30, 2010	Net OTTI Between December 31, 2009 and June 30, 2010	Purchases	Book Value at June 30, 2010
			(Dollars in thousands)
Bank	Non-agency	Support (1)	$101,049	$(8,529)	$(9,366)	$-	$83,154
Bank	Non-agency	Subordinate (2)	15,712	(221)	-	-	15,491
Bank	Non-agency	Super-senior	90,009	(12,439)	(219)	-	77,351
Bank	Non-agency	Senior	81,561	(14,188)	-	-	67,373
Bank	Agency	Agency	34,729	(7,041)	-	154,090	181,778
Company	Non-agency	Support	21,872	(1,242)	(7,347)	-	13,283
Company	Non-agency	Subordinate	1,798	(206)	-	-	1,592
Total			$346,730	$(43,866)	$(16,932)	$154,090	$440,022

Holding Entity	Issuer Type	Capital Required December 31, 2009	Change in Capital Required Between Periods	Capital Required at June 30, 2010 at 10.0%	Capital as a Percent of Book June 30, 2010
		(Dollars in thousands)
Bank	Non-agency	$54,564	$(3,020)	$51,544	62%
Bank	Non-agency	14,387	(84)	14,303	92%
Bank	Non-agency	5,123	(654)	4,469	6%
Bank	Non-agency	3,670	(472)	3,198	5%
Bank	Agency	682	(90)	592	0%
Company	Non-agency	NA	NA	NA	NA
Company	Non-agency	NA	NA	NA	NA
Total		$78,426	$(4,320)	$74,106	17%

	(1) Support security is a security that supports one higher level in the security.
	(2) Subordinate security is a security that supports more than one higher level in the security.

The $43.9 million change in book value excluding purchases and OTTI represents an approximate 25% annualized repayment rate. As discussed above in noninterest (loss) income, the Company incurred $16.9 million net OTTI on twelve private label mortgage-backed securities during the first half of 2010.  At June 30, 2010, these securities have been written down to 32.7% of the remaining unpaid principal balance, which represents the Company’s best estimate of anticipated recovery.  Of these twelve securities with a book value of $14.4 million at June 30, 2010, all except one security supports a higher security in the structure (e.g., either support or subordinate).  The credit fundamentals of these securities, including the low current credit coverage ratios, the collateral performance, and the default trends that continued to weaken in 2010 collectively, resulted in an OTTI conclusion for these securities as of June 30, 2010.  During the first six months of 2010, the Company purchased $154.1 million of Government National Mortgage Association (“Ginnie Mae”) securities.  These securities will increase the Company’s yield as compared with balances left on deposit at the Federal Reserve Bank, yet also carry a zero percent risk weight for regulatory capital purposes.

At June 30, 2010, risk-based capital regulations required the Bank to allocate $74.1 million of capital at an assumed 10.0% ratio to support the $243.4 million book value of its non-agency RMBS portfolio, of which $65.8 million of capital was allocated to $98.6 million of non-agency RMBS subject to the direct credit substitute methodology, which are support and subordinate tranches in the structures.

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

	June 30, 2010	December 31, 2009	June 30, 2009
	(Dollars in thousands)
Community bank loans:
Commercial real estate	$479,928	$466,784	$453,283
Construction	161,582	250,975	306,732
Land	87,474	92,248	101,676
Commercial	153,688	151,928	161,308
Multifamily	27,749	19,283	25,223
Consumer and mortgage loans	51,959	46,568	43,150
Premium, net	167	180	192
Unearned fees, net	(4,073)	(4,580)	(5,333)
Total community bank loans	958,474	1,023,386	1,086,231

Other loans:
Residential	81,992	90,405	101,824
SBA purchased, guaranteed portions	60,161	64,820	71,149
Premium on SBA purchase, guaranteed portions	5,453	5,864	6,348
Premium, net	407	299	324
Total other loans	148,013	161,388	179,645
Total loans	$1,106,487	$1,184,774	$1,265,876

At June 30, 2010, total community bank loans decreased $64.9 million to $958.5 million as compared to $1.02 billion at December 31, 2009 and $1.09 billion at June 30, 2009.  This decrease in the first half of 2010 consisted of an $89.4 million decline in construction loans as well as a $4.8 million decline in land loans.  During the first six months of 2010, construction was completed on approximately $57.4 million of the December 2009 balance of construction loans and transferred to other loan types, primarily commercial real estate, multifamily, and residential.  In addition, during the first six months of 2010, there were five construction and development properties transferred to real estate owned for $4.3 million and charge-offs of $5.5 million on seven construction and development loans.  Commercial real estate loans increased as a result of the transfer of completed construction projects and declined by payoffs and repayments.

The following table presents additional details of the community bank commercial real estate portfolio in which the Bank has outstanding loans of $20 million or more for the periods indicated:

	June 30, 2010	December 31, 2009
	(Dollars in thousands)
Hospitality	$21,587	$20,079
Gas, service station, car wash	21,062	21,463
Warehouse and industrial property	35,279	34,642
Restaurant, bar, nightclub	35,848	35,864
Residential real estate	40,976	40,426
Medical office	40,088	29,564
Mixed use property	51,403	44,162
Retail building	49,209	53,523
Office building	78,105	77,292
Others	106,371	109,769
Total commercial real estate	$479,928	$466,784

Commercial real estate loans shown above exclude construction and development loans which are discussed in greater detail below and multifamily loans. In addition, the balance of commercial real estate loans excludes $59.9 million of purchased commercial real estate loans that represent the guaranteed portions of SBA 7a loans.  Included in the totals above were owner occupied loans of $229.7 million and $209.3 million at June 30, 2010 and December 31, 2009, respectively.  Also included in the totals above are loans originated through our SBA division of $146.1 million and $119.0 million at June 30, 2010 and December 31, 2009, respectively.

The following table presents the details of the construction and development (“C&D”) portfolio for the periods indicated:

	June 30, 2010	December 31, 2009
	(Dollars in thousands)
Construction type breakdown:
Construction - 1-4 family	$72,474	$87,595
Construction - commercial	45,822	109,572
Construction - multifamily	29,642	44,541
Construction - 1-4 (consumer)	13,644	9,267
Total construction	161,582	250,975

Land type breakdown:
Land development	78,845	79,185
Undeveloped land	7,943	12,239
Undeveloped land (consumer)	686	824
Total development	87,474	92,248
Total construction and development	$249,056	$343,223

During the first six months of 2010, the C&D portfolio declined $94.2 million to $249.1 million and represented 18.0% of our entire loan portfolio and 22.5% of our total loans held for investment portfolio. The decline in the portfolio is attributed to loan payoffs from completed projects and foreclosures.  At June 30, 2010, the C&D portfolio comprised 26.0% of the community bank portfolio. Within the construction portfolio the loan breakdown is approximately 54% single family, 28% commercial, and 18% multifamily.  Prospectively, we anticipate we will continue to originate construction loans principally through our SBA division, and loans with New Markets Tax Credits; however, in total we anticipate further reductions in the C&D portfolio as existing projects are completed.

The Bank has no exposure to production builders and no warehouse lines to single-family mortgage lenders. The Bank’s construction portfolio is located throughout Colorado, including several resort markets, (e.g., Aspen, Steamboat Springs, and Breckenridge.) At June 30, 2010, the construction speculative to pre-sold ratio, including multifamily for rent products, was approximately 84% to 16%. This percentage is impacted by four multifamily projects, which have high speculative to presold ratios.  Absent these multifamily construction loans the speculative to presold ratio is 71% to 29%.

As of June 30, 2010, we have defined nine geographic regions for our C&D portfolio: eight in Colorado and one region for loans outside Colorado. Within Colorado, four of the defined geographic regions account for $168.9 million, or 68%, of the C&D portfolio, as shown in the table below.

	June 30, 2010		December 31, 2009
	Outstanding	Percent	Outstanding	Percent
Area	(Dollars in thousands)
Denver Metro	$67,755	27.2%	$108,706	31.7%
Northeastern Colorado - Fort Collins	28,296	11.4%	40,092	11.7%
Mountain Communities - Aspen, Roaring Fork Valley	55,978	22.5%	72,149	21.0%
North Central Colorado - Steamboat Springs	16,881	6.8%	18,018	5.2%
Other Colorado Areas	52,660	21.1%	56,038	16.3%
Outside Colorado	27,486	11.0%	48,220	14.0%
Total	$249,056	100.0%	$343,223	100.0%
The C&D loans located outside of Colorado include loans originated by our SBA division: of which $5.1 million are located in Texas and $6.6 million are located in Washington.  The remaining C&D loans located outside Colorado include two loans that totaled $12.8 million secured by properties located in Arizona. There were no C&D loans located in California or Florida.

SBA originated loans consist of the following and are included in the community bank loan totals above:

	June 30, 2010	December 31, 2009
	(Dollars in thousands)
Commercial real estate	$146,059	$118,951
Commercial	5,548	3,089
Construction and development	13,644	38,581
Total	$165,251	$160,621

The Bank’s SBA division is a participant in the national preferred lenders program (“PLP”) of the United States Small Business Administration. At June 30, 2010, SBA originated loans consist of $64.5 million of SBA 504 loans, $20.5 million of guaranteed portions of SBA 7a loans, $28.6 million of unguaranteed portions of SBA 7a loans, $13.7 million of construction loans and $38.0 million of conventional commercial real estate loans. These loans are included in the totals discussed above. Generally, SBA department construction loans will become a SBA 504 loan upon completion of construction. Substantially all SBA division loans are owner occupied.

Asset Quality

As part of our asset quality function, we monitor nonperforming assets on a regular basis. Loans are typically placed on nonaccrual when full payment of principal or interest is in doubt or when they are 90 days past due as to either principal or interest. During the ordinary course of business, management may become aware of borrowers that may not be able to meet the contractual requirements of loan agreements. These loans are placed under close supervision, with consideration given to placing the loan on nonaccrual status, increasing the allowance for credit losses and (if appropriate) partial or full charge-off. Nonaccrual loans are further classified as impaired when the underlying collateral and other originally identified sources of repayment are considered insufficient to cover principal and interest and management concludes it is probable that we will not fully collect all principal and interest according to contractual terms. After a loan is placed on nonaccrual status, any interest previously accrued but not yet collected is reversed against current income. If interest payments are received on nonaccrual loans, these payments are applied to principal and not taken into income. We do not place loans back on accrual status unless back interest and principal payments are made. For certain government-sponsored loans, such as FHA-insured and VA-guaranteed loans, we continue to accrue interest when the loan is past due 90 or more days, if and to the extent that the interest on these loans is insured by the federal government. The aggregate unpaid principal balance of government-sponsored accruing loans that were past due 90 or more days was $8.5 million, $8.0 million and $6.7 million at June 30, 2010, December 31, 2009, and June 30, 2009, respectively. Substantially all of these loans were originated by our subsidiary Matrix Financial prior to February 2003. Ginnie Mae programs allow financial institutions to buy back individual delinquent mortgage loans that meet certain criteria from the securitized loan pool for which the institution provides servicing. At the servicer's option and without Ginnie Mae's prior authorization, the servicer may repurchase such a delinquent loan for an amount equal to 100% of the remaining principal balance of the loan. These guaranteed accruing loans are not included in the table of nonperforming loans or in the discussion of delinquent loans below.

The following table sets forth our nonperforming held for investment assets as of the dates indicated:

	June 30, 2010	December 31, 2009	June 30, 2009
	(Dollars in thousands)
Commercial real estate	$18,261	$15,411	9,164
Construction and development	34,427	21,778	14,258
Commercial and industrial	4,109	3,329	1,036
SBA originated, guaranteed portions	106	49	101
Total community bank	56,903	40,567	24,559

Residential	3,241	3,916	3,867
Total other	3,241	3,916	3,867

Total nonperforming loans held for investment	60,144	44,483	28,426
REO	12,554	13,038	3,151
Total nonperforming assets	$72,698	$57,521	$31,577

At June 30, 2010, total nonperforming loans were $60.1 million, compared to $44.5 million at December 31, 2009 and $28.4 million at June 30, 2009. Management analyzes and reviews nonperforming loans individually and by loan type.  The balance of nonperforming held for investment loans increased $15.7 million at June 30, 2010, compared to December 31, 2009, and increased $31.7 million versus June 30, 2009. This increase occurred principally in the construction and development portfolio. Overall, nonperforming construction and development loans totaled $34.4 million, $21.8 million, and $14.3 million, at June 30, 2010, December 31, 2009, and June 30, 2009, respectively. This represents 13.8%, 6.3%, and 3.5% of the C&D portfolio for those respective periods. The increase in nonperforming C&D loans as a percentage of the C&D portfolio was asset specific and due to difficulties individual borrowers had in completing and selling their projects. At June 30, 2010 there were 13 relationships that comprised the total nonperforming C&D loans which ranged in size from $246,000 to $10.9 million.  The largest of these relationships includes the only nonperforming relationship above $10 million.  During the first six months of 2010, one of the loans in this relationship was charged off by $2.5 million, and together there were $1.8 million of specific valuation against the remainder of the balance.  The trend in nonperforming loans discussed above is consistent with the trends in the Bank’s watch list and classified loan list.  These trends contributed to the increase in the allowance for loan losses which was discussed below.

The following table sets forth the Company’s held for investment loans 30 days or more past due but not on nonaccrual for the periods shown:

	June 30, 2010	December 31, 2009	June 30, 2009
	(Dollars in thousands)
30 - 59 days	$25,128	$12,404	$59,260
60 - 89 days	14,938	10,876	4,667
Over 90 days	-	600	323
Total	$40,066	$23,880	$64,250

Loans past due one payment or more increased $16.2 million between June 30, 2010 and December 31, 2009 and decreased $24.2 million between June 30, 2010 and June 30, 2009.  The increase at June 30, 2010 relative to December 31, 2009 was due to difficulties encountered by certain borrowers.  At June 30, 2010 there were five loans over $1 million included in the 30 – 59 day past due category compared to two and 11 loans over $1 million at December 31, 2009 and June 30, 2009, respectively.  At June 30, 2010, there were two loans over $1 million included in the 60 – 89 day past due category compared to three loans at December 31, 2009.  Of the two loans past due 30-59 days past due at December 31, 2009 one was moved to nonaccrual and one loan was 30-59 days past due.  Of the three loans past due 60-89 days past due at December 31, 2009, one note was sold with a partial charge-off, one note moved to nonaccrual and one note was current.  Of the eleven loans past due 30-59 days past due at June 30, 2009, one is now 60-89 days past due, one was partially paid-off with the remainder being charged-off, one was foreclosed on, one was moved to nonaccrual, two are now current, and five were moved to non-accrual and partially charged-off.

At June 30, 2010, the Company owned $260,000 of mortgages that met the regulatory definition of “subprime” at the date of purchase or origination, of which one loan totaling $28,000 was nonperforming.  In prior years, the Company originated subprime mortgages through its mortgage banking subsidiary, and occasionally the Bank also purchased subprime mortgages.  These activities ceased several years ago, and the Company’s current holdings represent the remainder of such activities.  The Company is not now active in the subprime market and has no intention of becoming involved in the future.

Nonperforming community bank loans totaled $56.9 million, $40.6 million, and $24.6 million at June 30, 2010, December 31, 2009, and June 30, 2009, respectively. Nonperforming community bank loans increased in 2010 due to the increase in nonperforming C&D loans discussed above.  In total, nonperforming held for investment community bank loans represent 5.94% of the community bank portfolio at June 30, 2010, compared to 3.96% and 2.26% at December 31, 2009 and June 30, 2009, respectively.

The following table sets forth our nonperforming held for sale assets as of the dates indicated:

	June 30, 2010	December 31, 2009	June 30, 2009
	(Dollars in thousands)
Residential	$10,024	$9,807	$8,849
Multifamily	-	-	1,511
Total nonperforming loans	10,024	9,807	10,360
REO	1,666	3,312	769
Total	$11,690	$13,119	$11,129

Nonperforming held for sale assets decreased $1.4 million during the first six months of 2010 as a result of the sale of $1.9 million of residential REO properties, $407,000 of residential charge-offs, and modest repayments, which were partially offset by five residential loans being moved to nonaccrual during the first six months of 2010.

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

	Quarter Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Dollars in thousands)
Balance, beginning of period	$41,614	$20,084	$34,669	$16,183
Charge-offs:
Residential	(80)	-	(593)	-
Commercial real estate	(1,411)	(87)	(3,693)	(87)
Construction	(1,485)	(136)	(5,520)	(371)
Commercial	(26)	(642)	(503)	(696)
Consumer and other	-	(8)	(5)	(8)
Total charge-offs	(3,002)	(873)	(10,314)	(1,162)

Recoveries:
Construction	29	-	50	-
Commercial real estate	1	30	8	39
Commercial	52	1	58	1
Total recoveries	82	31	116	40
Net charge-offs	(2,920)	(842)	(10,198)	(1,122)
Provision for credit losses	4,731	6,278	18,954	10,459
Balance, end of period	$43,425	$25,520	$43,425	$25,520

Net charge-offs in the held for investment community bank portfolio for the quarter ended June 30, 2010 of $2.8 million represented a 109 basis point annualized level compared to the second quarter of 2009 when community bank portfolio net charge-offs were $842,000 or 30 basis points.  Net residential loan charge-offs were $80,000 and $0 for the quarters ended June 30, 2010 and 2009, respectively. On an annualized basis, this represents losses of 38 basis points and 0 basis points for those same periods, respectively.

The table below provides a break-out of the allowance for credit losses by loan type:

	June 30, 2010	December 31, 2009	June 30, 2009
	(Dollars in thousands)
Residential	$1,084	$992	$917
Guaranteed SBA purchased premium	33	35	39
Subtotal other allowance	1,117	1,027	956

Commercial real estate	14,853	9,401	7,819
Construction and development	20,698	19,398	12,901
Commercial	4,158	2,973	2,005
Multifamily	749	633	684
Consumer	1,050	437	355
Unallocated	800	800	800
Subtotal community bank allowance	42,308	33,642	24,564
Total	$43,425	$34,669	$25,520

The following table presents a summary of significant asset quality ratios for the held for investment portfolios for the period indicated:

	June 30, 2010	December 31, 2009	June 30, 2009
Total nonperforming residential loans to total residential loans	3.95%	4.33%	3.80%
Total residential allowance to residential loans	1.32%	1.10%	0.90%
Total residential allowance to nonperforming residential loans	33.45%	25.33%	23.71%

Total nonperforming community bank loans to total community bank loans	5.94%	3.96%	2.26%
Total community bank allowance to community bank loans	4.41%	3.29%	2.26%
Total community bank allowance to nonperforming community bank loans	74.35%	82.93%	100.02%

Total allowance for credit losses to total loans	3.92%	2.93%	2.02%
Total allowance for credit losses to total nonperforming loans	72.20%	77.94%	89.78%
Total nonperforming loans and REO to total assets	3.27%	2.28%	1.30%

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

The allowance for credit losses allocated to community bank loans to total held for investment nonperforming community bank loans was 74%, 83%, and 100%, at June 30, 2010, December 31, 2009, and June 30, 2009, respectively. The allowance for credit losses to nonperforming community bank loans is asset dependent, and is based on anticipated probable losses inherent in such loans.  The allowance for credit losses allocated to residential loans held for investment nonperforming residential loans was 33%, 25%, and 24%, at June 30, 2010, December 31, 2009, and June 30, 2009, respectively.

The total allowance for credit losses to total loans increased to 3.92% at June 30, 2010, compared to 2.93% at December 31, 2009 and 2.02% at June 30, 2009. The overall increase in the allowance is related to the overall increase in nonperforming loans, certain loan grading changes, an increase in the loss factors we apply to construction and development loans and commercial real estate loans, and specific allowances related to impairments. The total allowance for residential loans was 1.32% at June 30, 2010, compared to 1.10% at December 31, 2009 and 0.90% at June 30, 2009.

The increase in the allowance for credit losses is related primarily to the balance sheet transformation, our recent loss experience, as well as current economic conditions. The allowance for held for investment community bank loans was 4.41% at June 30, 2010, 3.29% at December 31, 2009, and 2.26% at June 30, 2009. The increase in the percentage of the community bank allowance at June 30, 2010, compared to June 30, 2009 was due to the factors discussed above.

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

The following table sets forth the balances for each major category of the Company’s deposit accounts and the weighted-average interest rates paid for interest-bearing deposits as of the dates indicated:

	June 30, 2010		December 31, 2009		June 30, 2009
	Amount	Average Rate	Amount	Average Rate	Amount	Average Rate
	(Dollars in thousands)
Savings accounts	$245	0.25%	$360	0.25%	$459	0.25%
NOW and DDA accounts	660,103	0.10	583,976	0.10	582,389	0.19
Money market accounts	641,441	0.47	937,082	0.39	1,007,588	0.65
Subtotals	1,301,789	0.29	1,521,418	0.28	1,590,436	0.48
Certificate accounts	432,010	1.81	472,095	1.58	269,654	2.55
Total deposits	$1,733,799	0.67%	$1,993,513	0.59%	$1,860,090	0.78%

Total deposits decreased $259.7 million between June 30, 2010 and December 31, 2009.  Of the decrease in deposits, $274.2 million was in brokered deposits and $135.3 million in CDARS® deposits due to United Western Bank’s brokered deposit restriction, which were partially offset by a $110.0 million increase in processing and trust deposits and a $39.8 million increase in traditional community bank deposits.

The following table sets forth the balances for categories of deposits and custodial escrow balances of the Bank by source as of the dates indicated:

	June 30, 2010	December 31, 2009	June 30, 2009
	(Dollars in thousands)
Community bank deposits	$258,216	$218,405	$198,061
CDARS® deposits	111,179	246,463	94,877
Brokered deposits	55,008	329,184	79,507
United Western Trust Company	16,065	4,425	5,067
Matrix Financial Services Corp.	8,754	11,755	19,028
Matrix Financial Solutions, Inc.	165,754	155,156	208,952
Legent Clearing, LLC	193,624	-	94,610
Deposit concentrations	854,410	1,044,706	1,194,160
Other deposits	102,742	15,324	7,550
Deposits and custodial escrow balances	$1,765,752	$2,025,418	$1,901,812

Community bank deposits represent deposits attracted by our regional banking teams.  United Western Trust Company and Matrix Financial are our wholly owned subsidiaries. The increase in balances at United Western Trust Company is due to an account for one life settlement agent for special asset acquisitions and administration with a balance of $15.4 million, $732,000, and $917,000 at June 30, 2010, December 31, 2009, and June 30, 2009, respectively. Matrix Financial Solutions, Inc. (“MFSI”) deposits represent customer assets under administration by MFSI.  Legent Clearing, LLC are deposits that represent processing and trust deposits received through Legent Clearing, LLC.  Deposit concentrations are deposits that represent deposit funds from five processing and trust relationships maintained by the Bank as of June 30, 2010, December 31, 2009, and June 30, 2009, respectively. Included in deposit concentrations are processing and trust balances from Equity Trust, with balances of $693.9 million, $933.9 million and $841.7 million at June 30, 2010, December 31, 2009, and June 30, 2009, respectively. The balances from Equity Trust include the custodial deposits associated with the United Western Trust Company asset sale. See further discussion of deposit concentrations “Note 7 – Deposits” to our consolidated financial statements included in this report.

On May 3, 2010, Equity Trust, with our agreement, withdrew $350 million of its custodial deposits. Contemporaneously with this withdrawal of Equity Trust custodial deposits, we entered into an amendment to the Equity Trust subaccounting agreement that reduced the maximum amount of Equity Trust custodial deposits at the Bank from $1 billion to $700 million. The amendment further eliminated the Bank’s obligation to assure minimum subaccounting fees to Equity Trust as a result of this withdrawal.  This will result in a material reduction in aggregate subaccounting fees and interest expense in 2010 and beyond.  As consideration for Equity Trust entering into this modification to the subaccounting agreement by and between Equity Trust and the Bank, the Bank paid a fee of $1.2 million to Equity Trust.  This fee and related expenses will be recovered within 2010 from reduced subaccounting fees and lower interest expense paid with respect to the Equity Trust custodial deposits.  This withdrawal was funded with existing cash on deposit at the Federal Reserve Bank.

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

The Bank has an internal policy that requires certain liquidity ratios to be met. That current policy requires that we maintain a set amount of liquidity on the Bank’s balance sheet at all times and that we have off balance sheet liquidity readily available to the Bank to meet the day-to-day liquidity requirements of the Bank and its customers. The Bank is a member of the FHLBank of Topeka and has the ability to borrow up to 40% of the assets of the Bank. At June 30, 2010, the Bank had unused borrowing capacity at FHLBank of approximately $285.3 million.  The Bank maintains a contingent liquidity facility with the Federal Reserve Bank, and at June 30, 2010, there was no amount outstanding and $20.0 million of unused borrowing capacity.

At June 30, 2010, the Bank had outstanding letters of credit, loan origination commitments and unused commercial and community bank lines of credit of approximately $101.0 million. Management anticipates that the full amount of these commitments will not be funded and that we will have sufficient funds available to meet current origination and other lending commitments.

Company Liquidity. Our main sources of liquidity at the holding company level are existing cash and notes receivable, cash flows from $5.2 million of book value of non-agency mortgage-backed securities, dividends and tax payments from our subsidiaries. Company cash on deposit at the Bank at June 30, 2010, was $1.9 million and there was approximately $3.1 million of available cash for dividend to the Company from unregulated subsidiaries.  We anticipate this level of cash plus cash flow from the securities will be adequate for the Company’s purposes through the middle of 2011 considering the deferral of interest payments on the Company’s trust preferred debt.

The Company is reliant on dividend and tax payments from its subsidiaries in order to fund operations, meet debt and tax obligations and grow new or developing lines of business. A long-term inability of a subsidiary to make dividend payments could significantly impact the Company’s liquidity. Historically, United Western Bank has made the majority of the dividend payments received by the Company.  For the year ended December 31, 2009 the Company received a dividend of $38.3 million from United Western Trust Company.  The Cease and Desist Order the Company entered into with the OTS on June 25, 2010 requires the Company to obtain written non-objection of the Regional Director of the OTS prior to receiving a dividend from the Bank. We currently anticipate the Bank therefore, will not pay dividends to the Company during 2010.  For the six months ended June 30, 2010 the Company received a dividend of $1.0 million from United Western Trust Company.   For the remainder of 2010 the Company anticipates additional dividends from non-core subsidiaries of approximately $4.0 million to $5.0 million, and the principal sources of these dividends will be cash flows from non-agency mortgage-backed securities owned by a non-core subsidiary and principal and interest repayments on a note receivable.

On July 9, 2010, the Company entered into a Forbearance Agreement with JPMorgan Chase Bank N.A. (“JPMorgan”) effective May 15, 2010.  For the months of June, July, and August, and September the Company will be required to make monthly principal payments of $500,000.  At September 30, 2010, the Company will be required to pay the remaining principal balance of $14,250,000.  The Company and the Bank have defaulted under the credit agreement with JPMorgan with respect to the issuance by the OTS of the Cease and Desist Orders to the Company and the Bank (which is discussed in greater detail in “Note 11 – Regulatory Matters”), the level of the Bank’s capital ratios, the ratio of non-performing assets, the non-payment of $1.25 million that was due on March 31, 2010. On June 3, 2010 the Company paid the $1.25 million principal payment that was due at March 31, 2010 and the Company has requested the non-objection from the OTS for the payments of the other monthly principal and interest payments called for under the forbearance agreement. The Company has adequate liquidity from existing cash, cash flow from investment securities and dividends from certain subsidiaries other than the Bank that should be sufficient to service this debt. JPMorgan has agreed to forbear from exercising its rights and remedies under the credit agreements related to the defaults noted above until September 30, 2010 or the occurrence of a default other than as discussed above.

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

At June 30, 2010, management believes the Company’s interest rate risk position is neutral with modest asset sensitivity. This means the results of the Company’s net interest income and net income would be expected to improve modestly if interest rates increased from current levels. Management also believes that continued interest rate declines from the Federal Open Market Committee would have a negative impact on the results of operations. The continued execution of our business plan is expected to mitigate the impact of the current interest rate environment if rates remain stable or decline further.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Act”)) was carried out as of June 30, 2010 under the supervision and with the participation of our Chairman of the Board, Chief Accounting Officer and several other members of our senior management. Our Chairman of the Board and Chief Accounting Officer concluded that, as of June 30, 2010, the Company’s disclosure controls and procedures were effective in ensuring that the information we are required to disclose in the reports we file or submit under the Act is (i) accumulated and communicated to our management (including the Chairman of the Board and Chief Accounting Officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Controls

There were no changes in our internal controls over financial reporting for the quarter ended June 30, 2010, that have materially affected, or are reasonably likely to materially affect, such controls.

Limitations on the Effectiveness of Controls

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

Part II - Other Information

Item 1. Legal Proceedings

Legal proceedings of the Company are more fully described in Note 17 to the audited financial statements in the Company’s Form 10-K for the year ended December 31, 2009. During the six months ended June 30, 2010, there were no material changes to the information previously reported, except as disclosed in Note 17 “Commitments and Contingencies” to the consolidated financial statements included in Part I of this Form 10-Q and which are incorporated herein by reference.

Item 1A. Risk Factors

During the three months ended June 30, 2010, there were no material changes to the quantitative and qualitative disclosures of our Risk Factors previously reported in the Annual Report contained in the Company’s Form 10-K for the year ended December 31, 2009, except as follows:

The Company and the Bank are currently subject to the Cease and Desist Orders which may adversely affect our business.

On June 25, 2010 (the “Effective Date”), the Company and the Bank each entered into a Stipulation and Consent to Issuance of Order to Cease and Desist (the “Consents”) with the OTS whereby each of the Company and the Bank consented to the issuance of an Order to Cease and Desist (the “Company Cease and Desist Order” and the “Bank Cease and Desist Order,” respectively, and collectively, the “Cease and Desist Orders”) issued by the OTS, without admitting or denying that grounds exist for the OTS to initiate an administrative proceeding against the Company or the Bank. Among other things, the Company Cease and Desist Order provides:

•
Within seven days of the Effective Date, the Company must submit a capital plan to the OTS for the Company and the Bank that will detail, among other things, how the Bank will meet and maintain a Tier 1 (core) capital ratio equal to or greater than 8% after the funding of an adequate Allowance for Loan and Lease Losses (“ALLL”), and a total risk-based capital ratio equal to or greater than 12%.  The Company submitted a capital plan to the OTS.

•	The Company cannot declare, make, or pay any dividends or other capital distributions, or repurchase or redeem any capital stock, without receiving the prior written non-objection of the OTS.
•
The Company cannot incur, issue, renew, repurchase, or rollover any debt, increase any current lines of credit, or guarantee the debt of any entity without receiving the prior written non-objection of the OTS.

•	The Company cannot make any payments (including, but not limited to, principal, interest, or fees of any kind) on any existing debt without receiving the prior written non-objection of the OTS.
•
Within 30 days of the Effective Date, the Company must submit an operations plan to the OTS that addresses how the Company will meet all of its financial obligations for the remainder of 2010 through 2012, including, but not limited to, payments on senior notes, dividend payments on preferred stock, and interest payments on trust preferred securities without reliance on the receipt of dividends from the Bank.  This operations plan must include, among other things, pro forma cash flow projections detailing all anticipated sources and uses of funds, including, but not limited to, any scheduled payment obligations of the Company related to outstanding debt, operating expenses, and equity issuances.  The Company submitted an Operations Plan to the OTS.  On a quarterly basis, the Board of Directors of the Company must review and submit to the OTS a report prepared by management detailing material deviations from the operations plan and related corrective measures.

•	The Company must comply with prior notification requirements for changes in directors and senior executive officers.
•	The Company must ensure the Bank’s compliance with the Bank Cease and Desist Order.

The Bank Cease and Desist Order provides:

•
By June 30, 2010, the Bank must meet and maintain a Tier 1 (core) capital ratio equal to or greater than 8% after the funding of an adequate ALLL and a total-risk based capital ratio equal to or greater than 12%.  As of June 30, 2010, the Bank did not meet such capital ratios.  Prior to the Company and the Bank entering into stipulations and consents to the issuance of the Orders to Cease and Desist (“Consents”) and again when the Consents were submitted to the OTS, the Bank requested from the OTS an extension on the deadline to September 30, 2010 to meet and maintain these capital ratios since the Company is continually working with its investment banking firm to assist the Company in raising additional capital for the Company and the Bank. Such extension was denied by the OTS.

•
The Bank must submit a capital plan to the OTS addressing how the Bank will meet and maintain these capital ratios.  On a monthly basis, the Board of Directors of the Bank must review a report prepared by management detailing deviations from the capital plan and related corrective measures.  The Bank submitted such capital plan to the OTS.

•
Within seven days of the Effective Date, the Bank must submit a contingency plan to the OTS that details actions to be taken to (a) consummate a merger or acquisition by another federally insured depository institution or (b) voluntarily liquidate by filing an appropriate application with the OTS.  This contingency plan must be implemented upon notification from the OTS, and the Bank will be required to provide monthly status reports to the OTS on the execution of the contingency plan.  Such contingency plan was submitted by the Bank to the OTS.

•
Within 30 days of the Effective Date, the Bank must submit to the OTS an updated business plan covering the Bank’s operations through December 31, 2012, including, but not limited to, (a) plans to strengthen the Bank’s operations, earnings, and profitability; (b) discussion of the Bank’s current financial position and plans to meet projections and required capital ratios; (c) quarterly pro forma financial statements; and (d) all relevant assumptions and projections.  On a quarterly basis, the Board of Directors of the Bank must review and submit to the OTS a report prepared by management detailing material deviations from the business plan and related corrective measures. The Bank submitted a business plan to the OTS.

•
Within 30 days of the Effective Date, the Bank must submit to the OTS a revised classified asset reduction plan containing specific strategies for reducing the Bank’s ratio of classified assets to Tier 1 (core) capital plus ALLL to a level and within a time frame acceptable to the OTS, as well as plans to strengthen the Bank’s capital base even if such target is not met.  The Bank submitted a revised classified asset reduction plan to the OTS.

•
Within 30 days of the Effective Date, the Bank must submit to the OTS a revised concentration reduction plan detailing how the Bank will reduce its existing concentration of construction loans, non-residential mortgage loans, and non-agency mortgage-backed securities as a percentage of Tier 1 (core) capital plus ALLL to a level and within a time frame acceptable to the OTS.  The Bank submitted a revised concentration reduction plan to the OTS.

•
The Bank must not, directly or indirectly, make, invest in, purchase, or commit to make or purchase new construction or land loans, except for construction loans underwritten through the preferred lender program of the United States Small Business Administration.

•
Within seven days of the Effective Date, the Bank must submit a liquidity contingency plan to the OTS containing strategies for ensuring that the Bank maintains adequate short-term and long-term liquidity to withstand any anticipated or extraordinary demand against its funding base.  This plan must:  (a) conform to regulatory guidance; (b) specifically address deposit concentrations and plans to reduce or manage such concentrations; (c) set forth the Bank’s strategies for funding projected lending activities; (d) include cash flow analysis of liquidity; (e) include identification of funding sources to meet extraordinary demand; and (f) set forth the assumptions used in the development of the liquidity contingency plan.  The Bank submitted a liquidity contingency plan to the OTS. On a weekly basis, or more frequently if requested by the OTS, the Bank must submit to the OTS a liquidity and cash flow analysis.

•
The Bank cannot increase its total assets during any quarter in excess of an amount equal to net interest credited on deposit liabilities during the prior quarter without the prior written non-objection of the OTS.

•	The Bank cannot declare or pay dividends or make any other capital distributions without the prior written non-objection of the OTS.
•
By August 31, 2010, the Bank must adjust its loan portfolio to comply with quantitative regulatory limitations regarding transactions with a single affiliate.  Further, the Bank cannot engage in any such transaction unless it has complied with applicable regulatory notification requirements.

•	By August 31, 2010, the Bank must reduce its loan concentrations to comply with loan-to-one borrower regulatory requirements.
•	The Bank must comply with brokered deposit regulatory requirements, See “Note 7 – Deposits”.
•	The Bank must comply with prior notification requirements for changes in directors and senior executive officers.
•
Within 45 days of the Effective Date, the Bank must ensure all violations of law pursuant to the Bank Cease and Desist Order are corrected and adequate policies and procedures are implemented to prevent future violations.

The Cease and Desist Orders shall each remain effective until terminated, modified or suspended in writing by the OTS.

To address the items contained in the Cease and Desist Orders, the Company and the Bank have undertaken the following actions:
•	Hired an investment banker to review the Company’s opportunities to raise additional capital;
•
Considered other strategic alternatives presented by this same investment banker for the Company which could include the purchase of the Bank or the Company by another company with an existing, approved banking charter;

•
Provided to the OTS for its review an updated liquidity contingency plan, the required contingency plan, a capital plan, an updated business plan covering the Bank’s operations through December 31, 2012, the Company’s operations plan through 2012, a revised classified asset reduction plan, and a revised concentration reduction plan; and

•
Allocated resources and formed appropriate committees, including a board level Regulatory Compliance Committee, to monitor the Company’s and the Bank’s compliance with the Cease and Desist Orders and to ensure that the future reporting and operational requirements are met.

The Bank did not attain the required capital ratios of 8.00% core and 12.00% risk based as of June 30, 2010.  Depending our ability to return to profitability, the level of capital raised, if any, the decrease in total assets held by the Bank, if any, and satisfaction of other aspects of the Cease and Desist Orders, the OTS can institute other corrective measures and has broad enforcement powers to impose additional restrictions on our operations. In addition, although the Company believes that it will successfully raise capital in the near-term that will be sufficient to achieve the required capital ratios, there can be no assurance that we will be able to do so, nor that we will be able to comply fully with the provisions of the Cease and Desist Orders, or that the efforts to comply with the Cease and Desist Orders will not have an adverse effect on our ability to continue to operate as a going concern.

See Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 for a detailed discussion of additional Company risk factors.

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

UNITED WESTERN BANCORP, INC.

Dated:	August 4, 2010	/s/ Guy A. Gibson
Guy A. Gibson
Chairman of the Board
(Principal Executive Officer)

Dated:	August 4, 2010	/s/ Benjamin C. Hirsh
Benjamin C. Hirsh
Chief Accounting Officer and Interim Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

 INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Rule 13a-14(a) or Rule 15d-14(a)/15d-14(a) Certification of Guy A. Gibson

31.2	Rule 13a-14(a) or Rule 15d-14(a)/15d-14(a) Certification of Benjamin C. Hirsh

32.1	Section 1350 Certification of Guy A. Gibson

32.2	Section 1350 Certification of Benjamin C. Hirsh